Form 10-Q
period 1995-01-07
RICHFOOD HOLDINGS INC
filed 1995-02-21
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended January 7, 1995

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period _______________ to _____________.

                       Commission file number:  0-16900


                           RICHFOOD HOLDINGS, INC.


Incorporated under the laws                       I.R.S. Employer Identification
of Virginia                                                      No.  54-1438602

                     2000 Richfood Road, P. O. Box 26967
                           Richmond, Virginia 23261
                       Telephone Number (804) 746-6000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes  X .  No    .


The number of shares outstanding of the Registrant's common stock as of February 15, 1995 was as follows:


             Common Stock, without par value:  21,424,351 shares.

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                 (Unaudited)

                                        Third Quarter Ended
(Dollar amounts in               January 7,              January 8,
thousands, except                   1995                    1994
per share data)                  (12 Weeks)  %           (12 Weeks)  %

Sales                          $  380,458  100.00       $ 294,556  100.00

Costs and expenses, net:
  Cost of goods sold              346,004   90.94         269,953   91.65
  Operating and adminis-
    trative expenses               23,766    6.25          15,542    5.28
  Interest expense                  1,218    0.32             995    0.34
  Interest income                    (783)  (0.21)           (723)  (0.25)

Earnings from continuing
  operations before
  income  taxes                    10,253    2.70           8,789    2.98

Income taxes                        3,923    1.04           3,384    1.15

Earnings from continuing
  operations                        6,330    1.66           5,405    1.83

Loss from discontinued
  operations, net
  of taxes                           -        -              (389)  (0.13)

Net earnings                   $    6,330    1.66%      $    5,016   1.70%
                               =========== ======       =========== ======

Earnings (loss) per
  common share:
  Continuing operations        $     0.30               $    0.25
  Discontinued operations            -                      (0.01)

Net earnings per
   common share                $     0.30               $    0.24
                               ===========              ==========

Cash dividends declared
   per common share            $     0.025              $    0.02
                               ===========              ==========

Average common shares
   outstanding                 21,408,677               21,253,483
                               ===========              ===========

See Accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                                             Year-to-Date
(Dollar amounts in                January 7,               January 8,
 thousands, except                   1995                     1994
 per share data)                  (36 Weeks)  %            (36 Weeks)  %

Sales                           $1,021,542  100.00       $  871,844  100.00

Costs and expenses, net:
  Cost of goods sold               931,218   91.16          799,274   91.68
  Operating and adminis-
    trative expenses                62,112    6.08           48,681    5.58
  Interest expense                   3,345    0.33            2,951    0.34
  Interest income                   (2,105)  (0.21)          (2,156)  (0.25)

Earnings from continuing
  operations before
  income taxes                      26,972    2.64           23,094     2.65

Income taxes                        10,369    1.01            8,821     1.01

Earnings from continuing
  operations                        16,603    1.63           14,273     1.64

Loss from discontinued
  operations, net
  of taxes                          -          -               (389)   (0.05)

Net earnings                    $   16,603    1.63%      $   13,884     1.59%
                                ==========    ====       ===========    ====

Earnings (loss) per
  common share:
  Continuing operations         $     0.78               $     0.67
  Discontinued operations              -                      (0.02)

Net earnings per
   common share                 $     0.78               $     0.65
                                ==========               ==========

Cash dividends declared
   per common share             $    0.075               $     0.06
                                ==========               ==========

Average common shares
   outstanding                  21,388,737               21,209,475
                                ==========               ==========

See Accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             January 7,  April 30,
                                                1995       1994
(Amounts in thousands)                      (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                   $   3,753  $  17,009
  Receivables, less allowance for doubtful
    accounts of $2,872 and $1,311                64,184     44,238
  Inventories                                   104,840     73,887
  Other current assets                            5,784     10,041

Total current assets                            178,561    145,175

Notes receivable, less allowance for
  doubtful accounts of $1,593 and $1,443         27,281     27,200

Property and equipment, net                      84,049     38,181

Other assets                                     35,350     24,967

Total assets                                  $ 325,241  $ 235,523
                                              =========  =========

Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt
    and capital lease obligations             $   2,859  $   1,789
  Accounts payable                               98,910     65,966
  Accrued expenses and other current
    liabilities                                  24,208     11,328

Total current liabilities                       125,977     79,083

Long-term debt and capital lease
  obligations                                    71,020     47,744

Deferred credits and other                       13,724     10,475

Stockholders' equity:
  Preferred stock, without par value                 -          -
  Common stock, without par value                24,485     23,701
  Retained earnings                              90,035     74,520

Total stockholders' equity                      114,520     98,221

Total liabilities and stockholders' equity    $ 325,241  $ 235,523
                                              =========  =========

See Accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                               Year-to-Date
                                          January 7,   January 8,
                                             1995         1994
(Amounts in thousands)                    (36 Weeks)   (36 Weeks)

Operating activities:
  Net earnings                             $ 16,603   $  13,884
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization            9,521       7,207
     Provision for doubtful accounts          1,536       1,722
     Other, net                              (1,870)       (840)
     Changes in operating assets
          and liabilities:
          Receivables                        (4,091)     (7,950)
          Inventories                       (15,602)     (3,206)
          Other current assets                  584       1,250
          Accounts payable, accrued
            expenses and other
            liabilities                      22,832      12,396

  Net cash provided by operating
    activities                               29,513      24,463
Investing activities:
  Purchases of property and equipment        (3,469)     (7,779)
  Business acquisition, net of
     cash acquired                          (50,766)        -
  Issuance of notes receivable               (9,681)    (14,016)
  Collections on notes receivable             8,311       6,952
  Other, net                                    404          93

  Net cash used for investing activities    (55,201)    (14,750)

Financing activities:
  Proceeds from (repayments of)
    long-term debt, net                      13,912      (8,788)
  Proceeds from issuance of common
    stock under employee stock
    incentive plans                              34          91
  Cash dividends paid on common stock        (1,514)     (1,222)

  Net cash provided by (used for)
    financing activities                     12,432      (9,919)

Net decrease in cash
  and cash equivalents                      (13,256)       (206)
Cash and cash equivalents at
  beginning of period                        17,009       2,292
Cash and cash equivalents at
  end of period                           $   3,753   $   2,086
                                          ==========  ==========

See Accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 30, 1994, which has been derived from the audited consolidated balance sheet as of that date), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1994 ("fiscal 1994"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for fiscal 1994. The results of operations for the twelve and thirty-six week periods ended January 7, 1995 may not be indicative of the results that may be expected for the fiscal year ending April 29, 1995 ("fiscal 1995").


  Note 2. The Company completed the acquisition of all of the outstanding common stock of Rotelle, Inc. on August 23, 1994, for a total purchase price of $52.7 million. The stock purchase agreement provides, among other things, that the sellers shall indemnify the Company and Rotelle against certain liabilities. The Company has asserted claims against the sellers for indemnification under the stock purchase agreement which may result in a reduction in the purchase price;

                RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES NOTES
                   TO THE CONSOLIDATED FINANCIAL STATEMENTS


            however, the Company does not expect that the amount of any such reduction will be material. The purchase price was financed under a new $35 million revolving credit facility between Richfood Holdings, Inc. and Crestar Bank, Richmond, Virginia, together with internally generated funds and borrowings under an existing revolving credit facility between the Company's wholly owned subsidiary, Richfood, Inc., and Crestar Bank. The new credit facility, which bears interest at a variable rate equal to LIBOR plus 0.55% per annum, with interest payable monthly, is payable in full in July 1996. Rotelle's assets at the time of acquisition consisted primarily of $49.1 million of property and equipment, $18.1 million of accounts receivable and $15.4 million of inventory. Rotelle's liabilities at the time of the acquisition consisted primarily of $17.2 million of accounts payable, $6.7 million of accrued expenses and $10.4 million of long-term debt.

  Note 3. The Company is party to various legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or business.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Sales for the twelve week period ended January 7, 1995, were $380.5 million, an increase of $85.9 million or 29.2% compared to sales of $294.6 million for the twelve week period ended January 8, 1994. Sales for the thirty-six week period ended January 7, 1995, were $1.02 billion, an increase of $149.7 million, or 17.2%, compared to sales of $871.8 million for the thirty-six week period ended January 8, 1994. The increase in sales was primarily attributable to sales by Rotelle, Inc. of $80.8 million for the twelve week period ended January 7, 1995 and $136.0 million for the period from its acquisition by the Company on August 23, 1994 to January 7, 1995. Sales for Richfood, Inc., the Company's principal operating subsidiary, increased $5.1 million or 1.7%, to $299.7 million for the third quarter of fiscal 1995, up from $294.6 million for the third quarter of fiscal 1994. Richfood, Inc.'s increase in sales was primarily due to sales to former "Safeway" and "Basics" stores acquired by Richfood, Inc. customers in December 1993 and June 1994, respectively, offset in part by the effect of certain customer store closings.

      Gross margin was 9.06% for the third quarter of fiscal 1995, compared to 8.35% for the third quarter of fiscal 1994. Gross margin for the thirty-six week period ended January 7, 1995, was 8.84%, compared to 8.32% for the thirty-six week period ended January 8, 1994. The increase was primarily attributable to higher margin frozen food sales of Rotelle, Inc. Richfood, Inc.'s gross margin for the third quarter of fiscal 1995 and for the thirty-six week period ended January 7, 1995, was 8.31% and 8.39%, respectively, compared to 8.35% and 8.32%, respectively, for the same periods last fiscal year.


      Operating and administrative expenses for the twelve and thirty-six week periods ended January 7, 1995, were $23.8 million (6.25% of sales) and $62.1 million (6.08% of sales), respectively, compared to operating and administrative expenses of $15.5 million (5.28% of sales) and $48.7 million (5.58% of sales), respectively, for the comparable periods of last fiscal year. The increases were primarily due to a higher operating expense ratio for Rotelle, Inc., which is characteristic of wholesale frozen food distribution operations. Richfood, Inc.'s operating and administrative expenses were $15.9 million, or 5.28% of sales in the third quarter of fiscal 1995, compared to $15.5 million or 5.28% of sales, in the third quarter of fiscal 1994. The Company continues to emphasize operating expense control and efficiency in its operations.

      Interest expense for the twelve and thirty-six week periods ended January 7, 1995, was $1.2 million and $3.3 million, respectively, compared to interest expense of $1.0 million and $3.0 million, respectively, for the comparable periods of last fiscal year. The increase is primarily due to institutional borrowings incurred to finance the Rotelle, Inc. acquisition and higher interest rates for the debt incurred under the Company's variable rate credit facilities.

      Interest income for the twelve and thirty-six week periods ended January 7, 1995, was $0.8 million and $2.1 million, respectively, compared to interest income of $0.7 million and $2.2 million, respectively, for the comparable periods of last fiscal year. Average notes receivable were $36.5 million for the thirty-six week period ended January 7, 1995, compared to $39.8 million for the thirty-six week period ended January 8, 1994.

      For the twelve and thirty-six week periods ending January 8, 1994, the Company recorded a charge of $0.4 million (net of the tax benefit) related to discontinued operations of three retail Pack 'n Save grocery stores. See
Exhibit 13.1, "Portions of Richfood Holdings, Inc.'s 1994 Annual Report to Stockholders", to the Company's Form 10K for the fiscal year ended April 30, 1994 for additional information about this discontinued operation.

      The Company's effective income tax rate was 38.2% and 38.4% for the twelve and thirty-six week periods ended January 7, 1995, respectively, compared to 38.5% and 38.2%, for the respective twelve and thirty-six week periods ended January 8, 1994.

Liquidity and Capital Resources

      Cash and cash equivalents were $3.8 million at January 7, 1995, compared to $17.0 million at April 30, 1994.

      Net cash provided by operating activities was $29.5 million for the thirty-six week period ended January 7, 1995. This amount included net earnings of $16.6 million and depreciation and amortization of $9.5 million, which were offset in part by seasonal changes in operating assets and liabilities, including receivables, inventory, and accounts payable. Working capital decreased from $66.1 million at May 1, 1994 to $52.6 million at January 7, 1995. The ratio of current assets to current liabilities was 1.42 to 1 at January 7, 1995 compared to 1.84 to 1 at May 1, 1994. The decrease in working capital was primarily due to the use of internally generated funds to finance a portion of the purchase price for the Rotelle, Inc. acquisition in August 1994.

      During the thirty-six week period ended January 7, 1995, net cash used for investing activities of $55.2 million included $50.8 million, net of cash acquired, to purchase Rotelle, Inc. (see note 2). During such period the Company also incurred capital expenditures of $3.5 million and issued loans to retailers totalling $9.7 million, which were offset in part by $8.3 million of loan repayments by retailers.

      Net cash provided by financing activities during the thirty-six week period ended January 7, 1995, was $12.4 million. This included $13.9 million of net proceeds borrowed under long-term debt facilities primarily to finance the Company's acquisition of Rotelle, Inc. and seasonal working capital requirements. The Company also paid $1.5 million of cash dividends on its Common Stock during the first three quarters of the current fiscal year.

       The Company believes that it has adequate capital and liquidity to maintain its competitive position and expand its business.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)            Exhibits:
                     Exhibit 11.1:  Earnings Per Share Computation

                                      (a) for the twelve week
                                          periods ended January
                                          7, 1995 and January
                                          8, 1994

                                      (b) for the thirty-six week
                                          periods ended January
                                          7, 1995 and January 8,
                                          1994

                     Exhibit 27.1     Financial Data Schedule

      (b)            Reports on Form 8-K:

                     1.  None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RICHFOOD HOLDINGS, INC.



      Date:  February 20, 1995        By    /s/ Donald D. Bennett
                                            Donald D. Bennett
                                            President & Chief
                                            Executive Officer




      Date:  February 20, 1995        By    /s/ John E. Stokely
                                            John E. Stokely
                                            Executive Vice
                                            President - Finance &
                                            Administration

                                EXHIBIT INDEX


Exhibit

11.1        Earnings per Share Computation

              (a) for the twelve week periods ended
                  January 7, 1995, and January 8, 1994

              (b) for the thirty-six week periods
                  ended January 7, 1995, and January 8, 1994

27.1        Financial Data Schedule