Form 10-K405
period 1995-04-29
RICHFOOD HOLDINGS INC
filed 1995-07-27
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
      For the fiscal year ended: April 29, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
      For the transition period __________ to __________.

                         Commission file number 0-16900

                            RICHFOOD HOLDINGS, INC.

Incorporated under the laws                     I.R.S.Employer Identification
of Virginia                                     No. 54-1438602

                                 P.O. Box 26967
                            Richmond, Virginia 23261
                        Telephone Number (804) 746-6000

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, without par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X   .   No  _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At June 30, 1995, the aggregate market value of all shares of voting stock held by non-affiliates was $436,230,527 (based upon the last reported sale price of the Common Stock on that date by the NASDAQ National Market System). In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 1995, was as follows:
Common Stock, without par value: 21,431,058 shares.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 29, 1995, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Joint Proxy Statement/Prospectus prepared for use in connection with the 1995 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1. BUSINESS

General

Richfood Holdings, Inc. (the "Company"), a Virginia corporation formed in July 1987, is headquartered at 8258 Richfood Road, Mechanicsville, Virginia 23111. Richfood, Inc. ("Richfood"), the Company's primary operating subsidiary, was formed in 1935 and is a full-service wholesale food distributor headquartered in Mechanicsville, Virginia. Rotelle, Inc. ("Rotelle"), also a subsidiary of the Company, is a wholesale frozen food distributor headquartered in West Point, Pennsylvania.

The Company is the largest wholesale food distributor in its Mid-Atlantic operating region and the fifth largest publicly owned wholesale food distributor in the United States. The Company supplies a complete selection of national brand and private label grocery products, frozen foods, dairy products, fresh produce items, meats, delicatessen and bakery products, and non-food items to more than 1,500 retail grocery stores throughout the Mid-Atlantic region. The Company offers its customers a dependable supply and prompt delivery of over 28,500 grocery and non-grocery items at competitive prices.

Since 1990, the Company's management team has pursued a strategy of increasing profitability and enhancing shareholder value by increasing sales to existing customers ("customer concentration"), attracting new customers and pursuing strategic acquisitions. In addition, the management team has focused on cost control and on the logistics and distribution areas of the Company's business, with the objective of enhancing profitability while offering lower prices and better service to customers. See "Business Strategy."

The Company began a series of strategic acquisitions in fiscal 1991, with the purchase of the Waynesboro, Virginia, division of Fleming Foods of Virginia, Inc., which increased the Company's presence in the western portion of its operating region. On January 22, 1993, the Company acquired certain assets and assumed certain contracts of the Civilian Wholesale
Division (the "Civilian Division") of B. Green & Company, Inc., a wholesale and retail grocery distributor headquartered in Baltimore, Maryland. The acquisition of the Civilian Division increased significantly the Company's presence in the Baltimore/Washington, DC market, while permitting the Company to achieve greater efficiency and productivity from its existing warehousing and delivery operations. On August 23, 1994, the Company acquired all of the outstanding common shares of Rotelle, one of the largest wholesale frozen food distributors in the United States. Rotelle, through its state-of-the-art distribution facilities, distributes frozen food, ice cream and frozen bakery products to its customers. In addition, Rotelle operates a food service division, a USDA-inspected meat cutting facility and an ice manufacturing facility. On April 3, 1995, the Company acquired certain assets and assumed certain contracts of the wholesale division of Camellia Food Stores, Inc. ("Camellia"). As a result of that acquisition, the Company serves as wholesale supplier to Camellia's 46 retail stores, and most of the 120 independent retail stores, that previously had been served by Camellia's wholesale division. The Camellia acquisition also should permit the Company to achieve additional efficiencies and economies of scale in its business. See note 2 to the Company's Consolidated Financial Statements, appearing in the Company's Annual Report to Shareholders for fiscal 1995 (the "1995 Annual Report"). On June 26, 1995, the Company announced that it had signed a definitive agreement to acquire Super Rite Corporation ("Super Rite"), a full-service grocery wholesaler headquartered in Harrisburg, Pennsylvania. See "Recent Developments."

Over this five year period, the Company also has rationalized product purchasing and pricing systems within its operations, while significantly increasing efficiency in its logistics and distribution functions. As a result, the Company has increased sales and achieved record net earnings for each year during the period, while offering lower prices and better service to its customers. See "Purchasing and Production," "Product Pricing" and the Selected Financial Data referred to in Item 6 of this Form 10-K.

Recent Developments

On June 26, 1995, the Company announced the signing of a definitive agreement to acquire Super Rite, headquartered in Harrisburg, Pennsylvania, through a tax-free merger. Super Rite is a full-service wholesale food distributor supplying 238 supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operates a retail grocery division consisting of eight METRO superstores and seven BASICS supermarkets. The following description of the acquisition is qualified in its entirety by reference to the Company's Current Report on Form 8-K dated June 26, 1995, which is incorporated herein by reference.

Under the terms of the agreement, the Company will issue 1.0205 shares of its Common Stock for each outstanding share of Super Rite common stock, representing a value of $22.00 per Super Rite share based upon the Company's average stock price for the thirty trading days preceding June 26, 1995. Super Rite had approximately 9.6 million shares of common stock outstanding at March 4, 1995. Upon consummation of the merger, former Super Rite shareholders will hold approximately 31% of the Company's total Common Stock outstanding.

Prior to the execution of the definitive agreement, the transaction was approved by the boards of directors of both companies, but remains subject to regulatory approvals, approval by the shareholders of both companies and other customary closing conditions. The transaction is expected to be accounted for as a pooling of interests and is currently expected to be completed by the end of calendar 1995.

After the merger is completed, Super Rite will operate as a separate, wholly-owned subsidiary of the Company. The combined company is expected to have annual net sales in excess of $3.0 billion, based on the most recent fiscal year results for the Company and Super Rite. The combined company is expected to serve over 1,700 retail grocery stores throughout the Mid-Atlantic region.

Business Strategy

The Company's primary business objective is to pursue opportunities for growth that increases profitability and enhances shareholder value. The Company's strategy for achieving that objective is to increase customer concentration and to attract new customers, while continuing to focus on cost control and on the logistics and distribution aspects of its business. This strategy is intended to enhance profitability while permitting the Company to offer lower prices and better service to customers. In addition, the Company may, from time to time, pursue strategic acquisitions that complement the Company's existing operations.

The Company pursues its goals of increasing customer concentration and attracting new customers by (i) providing products to its customers at the lowest available prices, (ii) assisting its retail customers in adapting to changes in consumer preferences and in the marketplace and (iii) offering its customers a wide variety of retail support services typical of those offered by large retail chains to their individual stores. See "Product Pricing," "Purchasing and Production" and "Retail Support." The Company provides its retail customers with the competitive advantages associated with large purchasing power and extensive retail support services similar to those of large supermarket chains, while each customer retains its regional focus and flexibility to respond to local demographics and market conditions.

Consolidation trends in the food distribution industry may present opportunities for strategic acquisitions by the Company. The Company's criteria for strategic acquisitions is to pursue well run, established wholesale operations with modern facilities and capacity to accommodate growth, that complement the Company's existing operations, and that are expected to achieve an appropriate return on the Company's investment. The Company will also commit capital resources as appropriate to increase the efficiency and productivity of the Company's distribution and logistics operations.

Purchasing and Production

The Company's business strategy involves assisting its retail customers in adapting to changes in consumer preferences and in the marketplace so they remain competitive. The Company continually changes and enhances its product offerings to meet changing consumer demands.

The Company purchases products for resale from over 1,500 vendors in the United States and overseas. Therefore, the Company is not substantially dependent on any single supplier to meet customer demands. The Company believes that its size enables it to purchase products at the lowest available manufacturers' prices. The Company monitors manufacturers' prices and uses its buying power to secure products at the best terms available. See "Product Pricing."

The Company purchases long-term quantities of inventory items when manufacturers' prices are advantageous. In particular, the Company purchases sufficient quantities of certain staple items when offered at a discount if justified after giving effect to carrying costs.

The Company offers national, regional and private label products. Private labels include "RICHFOOD," "ECON," "IGA" and "FROSTY ACRES." The Company also coordinates private labels for certain regional supermarket chains in the Mid-Atlantic region. Private label products allow retail customers to carry single labels on a store-wide basis similar to chain stores, while providing consumers a lower-priced alternative to national brands. The Company currently offers 1,330 products under the "RICHFOOD" label, 250 products under the budget-priced "ECON" label, 300 products under the "IGA" label and 850 products under the "FROSTY ACRES" label. In fiscal 1995, private label products, including private label products packaged for certain customers, accounted for approximately 12% of the Company's total sales.

The Company's fluid dairy, located in Richmond, Virginia, processes a full line of milk products packaged in sizes from pints to gallons. The dairy also processes and packages a full line of juices, drinks and water products in plastic and carton containers.

The Company's Pennsylvania food service division sells most grocery items, fresh and frozen seafood, meat, dairy, produce and paper products primarily to supermarkets, schools, retirement facilities and recreational facilities. Processed and pre-packaged meats are prepared by the Company's USDA-inspected meat cutting facility. Packaged ice is produced at the Pennsylvania distribution center and is sold primarily to supermarkets.

Inventories

At April 29, 1995, the Company's inventory levels were $87.8 million, compared to $73.9 million at April 30, 1994. The Company remains committed to effective inventory management, and increased its inventory turnover rate from 15.43 times in fiscal 1994 to 17.14 times in fiscal 1995. See "Purchasing and Production" and "Order Processing and Distribution."

Order Processing and Distribution

The Company produces and distributes catalogues with weekly updates indicating manufacturers' prices and wholesale prices to customers for each of its more than 28,500 products. Customers place orders either by telephone or by direct computer links to the Company's two distribution centers in Mechanicsville, Virginia, and West Point, Pennsylvania. In addition, the Company's sales personnel use telemarketing to advise customers of periodic special prices and product offerings.

Deliveries are made by the Company's drivers and contract carriers from the Virginia and Pennsylvania distribution centers via trucks leased or owned by the Company. In addition, "drop shipments" are sent directly to retailers by suppliers under programs established by the Company. The Company currently leases 125 tractors, 194 refrigerated trailers and 186 dry trailers. The Company owns 80 tractors and 126 refrigerated trailers.

The Company's West Point, Pennsylvania, distribution center is a highly automated, state-of-the-art facility with high-speed conveyor systems and electronic scanning for automated product routing to delivery trucks. The Company's Mechanicsville, Virginia, warehouse uses a computerized warehouse locator/inventory control system which monitors product movement and provides efficiency in the handling, storage and retrieval of products.

Goods sold to customers are billed on a weekly basis with payment generally due the following week. The Company reviews customers' credit histories on an individual basis and requires customers to provide collateral to secure outstanding accounts when appropriate.

The following table reflects the changes in the composition of the Company's gross sales over the past three fiscal years:

                        Gross Sales Summary
Fiscal
year              Grocery          Frozen             Meat             Other

1995              48.9%             24.4%             16.6%            10.1%
1994              54.9%             17.8%             19.9%             7.4%
1993              54.7%             17.3%             19.8%             8.2%

Product Pricing

The Company uses the "cost plus" method of pricing products sold to customers. Under the "cost plus" method of pricing, products are sold to the customer at landed vendor invoice cost. The customer is also charged a service fee and a delivery fee based upon the characteristics of the order. The fee structure includes incentives to encourage customers to increase their purchases from the Company and to order and accept merchandise for delivery more efficiently, thereby increasing the Company's efficiency. Over the past several years, the Company's "cost plus" pricing system, together with efficiencies in purchasing operations, have resulted in more competitively-priced merchandise and have placed the Company and its retail customers in a stronger market position.

Retail Support

The Company's largest customers generally perform their own retail support services and have selected the Company as a supplier because of its competitive prices. The Company's smaller customers, however, must compete with the retail service resources of large national chains. The Company provides a wide variety of retail support services to assist its smaller customers in that effort. Customers decide individually which services to use and are charged a fee for such services.

Services offered by the Company include retail development, retail sales consulting, marketing and merchandising assistance, data processing and customized software, and financial planning and analysis. The Company's retail development services are focused on store planning and development, and include advising retailers on site planning through construction, lease negotiation, product display and promotion. This assistance also includes demographic studies, engineering support, contracting assistance and layout strategy. Retail sales counselors assist customers with detailed analyses of their stores' operations, pricing, advertising, delivery schedules, inventory control and merchandising plans, to help each customer maintain its competitive advantage. Marketing services include developing marketing strategies, designing and producing signs and flyers and coordinating print and media campaigns. The Company provides data processing services and customized software to many of its customers, which allows them to manage accounting functions, time-and-attendance data and inventories. The Company also assists customers in strategic planning and capital budgeting as well as in cash management and overall financial planning.

A subsidiary of the Company, Market Improvement Corporation, provides secured financing to retailers, primarily to finance store acquisitions, construction and remodeling, generally at a variable interest rate equal to the prime lending rate plus 2%. The Company has developed credit criteria intended to ensure that such loans are made only with appropriate collateral and in situations that are expected to contribute to the Company's growth. The Company believes that its current financing arrangements provide it with the necessary flexibility to use customer financing as an important tool to expand its business. Information regarding retailer financing activities appears in the Financial Review referred to in Item 7 of this Form 10-K.

Outstanding amounts loaned to customers as of the end of the past five fiscal years are as follows (in thousands):

                   April 29,  April 30,  May 1,  May 2,  April 27,
                    1995       1994      1993     1992     1991
Total amount
outstanding        $33,873    $34,343   $43,910  $29,310  $5,685


The Company expects to continue to provide secured financing to creditworthy retail customers as part of its strategy to retain existing business and attract new business. The amount of customer financing that may be provided by the Company in future years is not presently determinable since such amount will depend upon, among other things, the number of store sites that are offered for sale or available for development in the Company's service area and the availability of alternative sources of financing.

Customer Base; Principal Markets

Richfood is the principal source of supply for most of its customers, while Rotelle is the principal source of frozen food supply for most of its customers. The Company supplies approximately 1,500 retail grocery stores in Virginia, the District of Columbia, North Carolina, Maryland, Pennsylvania, New Jersey, West Virginia, New York and Delaware. The Company's retail customers include single-store operators, multiple-store operators and regional chains. Customer store sizes range from 4,500 square feet to 60,000 square feet.

The Company's three largest customers are Farm Fresh, Inc. ("Farm Fresh"), headquartered in Norfolk, Virginia, Ukrop's Super Markets, Inc. ("Ukrop's"), headquartered in Richmond, Virginia, and Acme Markets, Inc. ("Acme"), headquartered in Malvern, Pennsylvania. These customers and their affiliates accounted for 26%, 13% and 10%, respectively, of the Company's sales in fiscal 1995. Farm Fresh has been a Richfood customer for over 24 years, Ukrop's has been a customer of Richfood for over 48 years and Acme has been a Rotelle customer for over 20 years.

Richfood and Farm Fresh are parties to a supply agreement that secures the Company's position as principal supplier to all stores owned by Farm Fresh and its affiliates through December 2001. The supply agreement includes minimum purchase requirements by dollar amount and category of goods and is subject to adjustment as Farm Fresh acquires or disposes of stores. In July 1994, Rotelle entered into a supply agreement with Acme, pursuant to which Acme agreed to purchase frozen foods and related products from Rotelle through July 1997.

The Company also acquired or entered into supply agreements covering many of the retail stores now being serviced as a result of the April 1995 acquisition of Camellia and the January 1993 acquisition of the Civilian Division. In addition, customers to whom the Company provides secured financing are generally required to enter into supply agreements with the Company. Overall, sales to customers covered by supply agreements accounted for approximately 56% of fiscal 1995 sales.

Competition

The Company's principal service areas are central and eastern Virginia, Maryland and eastern Pennsylvania. The Company's principal wholesale competitors include Fleming Companies, Inc., Supervalu Inc., Nash Finch, Company, DiGiorgio Company, Nassau-Suffolk Frozen Food Co., Inc. and Burris Foods, Inc. Within the Company's Mid-Atlantic service area, the primary retail grocery competitors of its customers include Food Lion, Inc., Winn Dixie Stores, Inc., Giant Food, Inc. (Landover, Maryland) and The Kroger Co. (in western Virginia).

The Company believes that it can compete successfully on the wholesale level while supporting the competitive efforts of its customers by offering a large selection of goods at competitive prices and by continuing to provide to its customers a wide variety of support services typical of those offered by large chains to their individual stores. In addition, the Company will continue to pursue opportunities for customers to acquire additional stores as they become available, within and adjacent to, the Company's principal service area. The Company intends to pursue these strategies and to continue to improve operating efficiencies through its focus on distribution and logistics.

Employee Relations

Management believes that relations with the Company's employees remain excellent. At April 29, 1995, the Company employed approximately 411 salaried and 1,435 non-salaried associates, compared to 331 salaried and 1,162 non-salaried associates employed at April 30, 1994. This increase is primarily due to the acquisition of Rotelle.

The Company is party to a five-year collective bargaining agreement that expires in 1996 covering its transportation unit employees at the Mechanicsville distribution center, and a four-year collective bargaining agreement that expires in July 1998 covering warehouse employees at Rotelle's West Point frozen food distribution center. The Company is not a party to any other collective bargaining agreements, nor is it aware of any pending union petitions related to its employees.

Regulation

The Company is subject to federal, state and local laws and regulations governing the processing, purchase, handling, sale and transportation of its products, and is subject to the jurisdiction of the Food and Drug Administration ("FDA"), the Interstate Commerce Commission ("ICC") and the United States Department of Agriculture ("USDA"). Management believes that the Company is in material compliance with all FDA, ICC, USDA and other federal, state and local laws and regulations governing its business.

Trademarks and Licenses

The Company owns or licenses various registered trademarks. Federal registrations for the "RICHFOOD" and "ECON" trademarks have been obtained by the Company for use on a variety of products distributed by the Company.

The Company licenses the "IGA" trademark from IGA, Inc., a Delaware non-stock corporation. The IGA license authorizes the Company to supply "IGA" brand products and to sublicense the "IGA" trademark to retailers that desire to operate their retail stores under the "IGA" banner. IGA, Inc. may terminate the license in the event the Company violates the terms of IGA, Inc.'s bylaws and fails to cure the violation within the applicable cure period.

Certain Financial Information

Information with respect to the Company's sales, operating profit and financial condition for each of its past five fiscal years appears in the "Selected Consolidated Financial Data" referred to in Item 6 of this Form 10-K. Information with respect to the Company's working capital practices appears above under the captions "Inventories" and "Order Processing and Distribution," and in the "Financial Review" referred to in Item 7 of this Form 10-K.

ITEM 2.     PROPERTIES

The Company's principal facility, which is owned by Richfood, is its 1.3 million square foot distribution center located in Mechanicsville, Virginia. This distribution center, one of the largest single grocery distribution centers in the country, is situated on a 400 acre site. The wholesale operation utilizes approximately 100 acres of that site; 300 acres surrounding the facility are excess. The facility includes 775,000 square feet of dry grocery space, 167,000 square feet of frozen food space, 68,500 square feet of meat space, 62,000 square feet of produce space, 52,000 square feet of cheese/ dairy space and 100,000 square feet of office space.

Rotelle owns and operates a highly automated frozen food distribution facility in West Point, Pennsylvania. This facility includes 6.3 million cubic feet of freezer space. In addition, there is approximately 185,000 square feet of warehouse (which includes the food service division), office space and truck maintenance facilities at the Pennsylvania location.

Richfood's fluid dairy, located in Richmond, Virginia, is a 65,000 square foot facility capable of processing and packaging over 500,000 gallons of milk and other dairy products, fruit juices, bottled water and related items on a weekly basis. This facility is owned by Richfood.

Richfood has a long-term lease for a 550,000 square foot warehouse in Chester, Virginia. Richfood currently utilizes approximately 317,000 square feet of the grocery storage space and 38,000 square feet of the freezer storage space in this warehouse. Richfood subleases approximately 105,000 square feet of the warehouse to a third party. In addition, 32,000 square feet of space at the warehouse is subleased to Ukrop's. Reference is made to Item 13 of this Form 10-K.

Each of the foregoing facilities is well maintained and in good operating condition. Company facilities are utilized at practical capacities that vary in accordance with product mix and customer demands. The Company believes that each of its facilities has adequate capacity to meet the demands of anticipated growth. The Company's strategy with respect to acquisitions includes obtaining modern facilities with capacity for growth, as appropriate for the business acquired. See "Business Strategy."

ITEM 3.     LEGAL PROCEEDINGS

The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               EXECUTIVE OFFICERS

The following persons are executive officers of the Company. Officers serve at the discretion of the Company's Board of Directors and are elected at each annual meeting of the Board of Directors.

Donald D. Bennett, age 59, was elected Chairman of the Board and Chief Executive Officer of the Company and of Richfood in June 1995. Mr. Bennett formerly served as President and Chief Executive Officer of the Company and of Richfood from May 1990 to June 1995.

John E. Stokely, age 42, was elected President and Chief Operating Officer of the Company and of Richfood in June 1995 after serving as Executive Vice President-Finance and Administration of the Company and of Richfood from August 1993 to June 1995. Mr. Stokely was formerly Senior Vice President-Finance and Chief Financial Officer of the Company and of Richfood from April 1991 to August 1993 and Vice President-Finance and Chief Financial Officer (and, from August 1990 to January 1991, Secretary) of the Company and of Richfood from August 1990 to April 1991.

Edgar E. Poore, age 62, was elected Executive Vice President of the Company and of Richfood in June 1995. Mr. Poore formerly served as Executive Vice President/Chief Operating Officer of the Company and of Richfood from July 1989 to June 1995.

Michael C. Bourgoine, age 45, was elected Executive Vice President, Sales, Marketing and Retail Development of Richfood in June 1995. Mr. Bourgoine was President of BDH Inc., which owns and operates Valu Land Food Stores in Laconia, New Hampshire, from 1994 to 1995, and Vice President and Treasurer of, and a Partner in, Farm Fare Supermarkets from 1988 to 1994.

Gary L. Conrad, age 50, was elected Executive Vice President-Distribution and Logistics of Richfood in June 1995. Mr. Conrad formerly served as Senior Vice President-Distribution and Logistics of Richfood from October 1994 to June 1995 and Vice President-Distribution of Richfood from January 1988 to October 1994.

Larry A. King, age 47, was elected Executive Vice President-Procurement of Richfood in July 1995. Mr. King formerly served as Senior Vice President-Procurement of Richfood from October 1994 to July 1995, Vice President-Procurement of Richfood from September 1992 to October 1994 and Director of Grocery and Frozen Food Procurement of Richfood from January 1990 to September 1992.

John V. Marklin, age 39, was elected Senior Vice President-Finance and Chief Financial Officer of the Company and of Richfood in June 1995 after serving as Vice President-Controller of Richfood from August 1994 to June 1995. Mr. Marklin formerly was Vice President-Finance of Supervalu Inc.'s Reading, Pennsylvania division from October 1991 to August 1994. Mr. Marklin held the position of Assistant General Manager in Training at Wetterau, Inc. from 1990 to 1991.

Daniel R. Schnur, age 35, was elected Senior Vice President, General Counsel and Secretary of the Company and of Richfood in June 1995. Mr. Schnur formerly served as the Company's and Richfood's Vice President, General Counsel and Secretary from January 1992 to June 1995, General Counsel and Secretary from January 1991 to January 1992, and General Counsel from November 1990 to January 1991. Mr. Schnur previously was an attorney with Hunton & Williams, a law firm, from 1986 to 1990.

William C. Stocker, age 48, was elected Senior Vice President-Marketing and Advertising of Richfood in September 1993. Mr. Stocker formerly served as Vice President-Marketing of Richfood from August 1990 to September 1993.

David W. Hoover, age 32, was elected Vice President-Finance of Richfood in August 1993. Mr. Hoover formerly served as Director, Planning and Analysis of Richfood from December 1990 to August 1993. Mr. Hoover previously served as Audit Manager of KPMG Peat Marwick LLP, a public accounting firm, from July 1990 to November 1990.

Chris S. Zubof, age 47, was elected Vice President-Human Resources of Richfood in May 1992. Mr. Zubof was formerly President of Chris S. Zubof and Associates, a human resources consulting firm, from 1991 to May 1992, and Director of Human Resources of Hunton & Williams from 1990 to 1991.

Christopher A. Brown, age 32, was elected President and Chief Operating Officer of Rotelle in July 1995. Mr. Brown was formerly Executive Vice President and Chief Operating Officer of Rotelle from August 1994 to July 1995, and Richfood's Executive Vice President-Procurement and Marketing from September 1993 to August 1994, Senior Vice President-Procurement from September 1992 to September 1993, Vice President-Procurement from February 1991 to August 1992 and Vice President-Controlled Brands from June 1990 to January 1991.

John F. Rotelle, age 59, was elected Chairman of Rotelle in July 1995. Mr. Rotelle formerly served as President of Rotelle from 1959 to July 1995.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter (OTC) market and is quoted through the NASDAQ National Market System under the symbol RCHF. As of June 30, 1995, there were 1,048 holders of record of the Company's Common Stock. The information set forth under the headings "Market Price Range" and "Cash Dividends Declared Per Common Share" and in the final paragraph of note 13 to the Company's Consolidated Financial Statements, which appears in the Company's 1995 Annual Report, is hereby incorporated by reference.

During fiscal 1992, the Company reinstituted payment of cash dividends on its Common Stock. The Company expects to continue paying cash dividends on its Common Stock when justified by the Company's financial condition. The amount of future dividends, if any, will depend on general business conditions encountered by the Company, its earnings, financial condition and capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The information appearing under the caption "Selected Consolidated Financial Data," which appears in the 1995 Annual Report, is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Financial Review," which appears in the 1995 Annual Report, is incorporated herein by reference. See also "Recent Developments" discussion under Item 1 of this Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes of Richfood
Holdings, Inc. and its subsidiaries, together with the report of KPMG Peat Marwick LLP thereon, which appear in the 1995 Annual Report, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Joint Proxy Statement/Prospectus prepared for use in connection with the 1995 annual meeting of shareholders ("1995 Joint Proxy Statement/Prospectus") under the captions "Nominees for Election to the Richfood Board," "Richfood Board and Committees" and "Section 16(a) Compliance" is incorporated herein by reference. See also "Executive Officers" at the end of Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the 1995 Joint Proxy Statement/Prospectus under the caption "Richfood Executive Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 1995 Joint Proxy Statement/Prospectus under the caption "Security Ownership of Certain Beneficial Owners and Management of Richfood" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 1995 Joint Proxy Statement/Prospectus under the captions "Certain Relationships and Related Transactions of Richfood" and "Richfood Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedules and exhibits included in this Form 10-K:

      1.    Financial Statements:

            The following consolidated financial statements and independent auditors' report, which appear on pages 12 through 24 of the 1995 Annual Report, are incorporated herein by reference:

            Report of KPMG Peat Marwick LLP.

            Richfood Holdings, Inc. Consolidated Statements of Earnings for the fiscal years ended April 29, 1995, April 30, 1994 and May 1, 1993.

            Richfood Holdings, Inc. Consolidated Balance Sheets at April 29, 1995, and April 30, 1994.

            Richfood Holdings, Inc. Consolidated Statements of Stockholders' Equity for the fiscal years ended April 29, 1995,April 30, 1994, and May 1, 1993.

            Richfood Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal years ended April 29, 1995, April 30, 1994, and May 1, 1993.

            Notes to Consolidated Financial Statements.

      2.    Financial Statement Schedules:

            Report of KPMG Peat Marwick LLP.

            Schedule I        Condensed Financial Information of Registrant.

            Schedule II       Valuation and Qualifying Accounts.

            Schedules other than those listed above have been omitted because such schedules are not required or are not applicable.

3.    Exhibits:

            The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1 to 10.10 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

             (b)  Reports on Form 8-K:

      None.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Richfood Holdings, Inc.:

Under date of June 5, 1995, we reported on the consolidated balance sheets of Richfood Holdings, Inc. and subsidiaries (the Company) as of April 29, 1995 and April 30, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended April 29, 1995, which are included in the Company's 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Richfood Holdings, Inc. for the fiscal year ended April 29, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Richmond, Virginia
June 5, 1995                              /s/ KPMG PEAT MARWICK LLP

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            RICHFOOD HOLDINGS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                         (dollar amounts in thousands)

                                     Fiscal Year Ended
                           April 29,    April 30,     May 1,
                             1995         1994          1993

Interest expense             $1,035   $     -            -
Income tax benefit             (399)        -            -

Net loss before equity in
     net earnings of
     subsidiaries              (636)         -           -
Equity in net earnings
     of subsidiaries         26,037        17,175      15,843


Net earnings                $ 25,401     $ 17,175    $ 15,843


See notes to condensed financial information.

                              SCHEDULE I continued

                            RICHFOOD HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                         (dollar amounts in thousands)

                                         April 29,   April 30,
                                           1995         1994
Assets
Current assets-intercompany receivables $ 1,708      $ 18,966

Investments in subsidiaries               156,919      79,682

         Total assets                   $ 158,627    $ 98,648


Liabilities and Stockholders' Equity
Current liabilities:
     Intercompany payables              $  36,135    $    -
     Accrued expenses and other
     current liabilities                      183         427
          Total current liabilities        36,318         427

Stockholders' equity:
     Common stock                          24,529      23,701
     Retained earnings                     97,780      74,520
          Total stockholders' equity      122,309      98,221

          Total liabilities and
          stockholders' equity          $ 158,627    $ 98,648

See notes to condensed financial information.

                             SCHEDULE I  continued

                            RICHFOOD HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                         (dollar amounts in thousands)

                                                      Fiscal Years Ended
                                              April 29,    April 30,      May 1,
                                                 1995        1994          1993
Operating activities:
     Net earnings                              $ 25,401    $ 17,175     $ 15,843
     Adjustments to reconcile net
     earnings to net cash used for
     operating activities:
     Equity in net earnings of
     subsidiaries                               (26,037)    (17,175)     (15,843)
     Net cash used for.
     operating activities                          (636)       -             -

Investing activities: acquisitions              (50,266)       -             -

Financing activities:
      Proceeds from long-term debt               35,000         -            -
      Principal payments on long-term debt      (35,000)        -            -
      Proceeds from issuance of common
      stock under employee stock incentive
      plans                                          93          91          456
      Borrowings from
      subsidiaries, net                          52,842       1,557          911
      Cash dividends paid on
      common stock                               (2,033)     (1,648)       (1,367)
      Net cash provided by
      financing activities                       50,902         -              -

Increase in cash and cash equivalents              -            -              -
Cash and cash equivalents
     at beginning of fiscal
     year                                          -            -              -

Cash and cash equivalents
     at end of fiscal year                    $    -      $     -        $     -


See notes to condensed financial information

                             SCHEDULE I  continued

                            RICHFOOD HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                         (dollar amounts in thousands)

1.  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of Richfood Holdings, Inc. do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the fiscal 1995 Annual Report as referenced in Form 10-K, Part II, Item 8.

2.  Long-term Debt

On August 23, 1994, Richfood Holdings, Inc. entered into a $35 million revolving credit facility with a commercial bank to finance a portion of the purchase price of its acquisition of Rotelle. See notes 2 and 7 to the Consolidated Financial Statements on pages 17, 18, 20 and 21 of the Company's 1995 Annual Report, incorporated herein by reference.

On September 1, 1994, Richfood Holdings, Inc. entered an unsecured revolving credit facility pursuant to which Richfood Holdings, Inc. may borrow up to $50 million from a wholly owned subsidiary. The revolving credit facility expires in December 1996 and bears interest at the prime rate plus 2%. At April 29, 1995 $3,770 was outstanding under this facility.

3.  Related Party Transactions

Transactions between Richfood Holdings, Inc. and its subsidiaries are as follows:

                                    Fiscal year ended
                              April 29,     April 30,      May 1,
                                1995         1994          1993
Interest expense                $169            -            -

No dividends were paid to Richfood Holdings, Inc. by its subsidiaries during the fiscal years in the three year period ended April 29, 1995.

                             SCHEDULE I  continued

                            RICHFOOD HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                          (dollar amounts in thousands

4.  Supplemental Disclosures of Cash Flow information

Cash paid during the year for:
                                    Fiscal year ended
                              April 29,     April 30,     May 1,
                                1995         1994          1993


Interest                        $862           -             -

                                  SCHEDULE II


                            RICHFOOD HOLDINGS,  INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                         (Dollar amounts in thousands)

                           Balance at    Charged to                        Balance at
                           Beginning of   Costs and       Deductions        End of
Description                Fiscal Year    Expenses        and other         Fiscal
Year
For Fiscal Year Ended
April 29, 1995
Deducted for asset
     accounts:
Allowance for doubtful
     accounts                 $2,754      4,370             3,264             $3,860

For Fiscal Year Ended
April 30, 1994
Deducted for asset
     accounts:
Allowance for doubtful
     accounts                 $3,992      2,818             4,056             $2,754


For Fiscal Year Ended
May 1, 1993
Deducted for asset
     accounts:
Allowance for doubtful
     accounts                 $3,169      6,435             5,612             $3,992

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RICHFOOD HOLDINGS, INC.
                                               (Registrant)

July 26, 1995                              By /s/ Donald D. Bennett
                                              Donald D. Bennett
                                              Chairman of the Board and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By /s/ Donald D. Bennett                   By /s/ John F. Rotelle
   Donald D. Bennett                          John F. Rotelle
   Chairman of the Board and                  Director
     Chief Executive Officer

By /s/ Roger L. Gregory                    By /s/ Albert F. Sloan
   Roger L. Gregory                           Albert F. Sloan
   Director                                   Director

By /s/ Grace E. Harris                     By /s/ John E. Stokely
   Grace E. Harris                            John E. Stokely
   Director                                   Director, President and
                                               Chief Operating Officer

By /s/ John C. Jamison                     By /s/ George H. Thomazin
   John C. Jamison                            George H. Thomazin
   Director                                   Director

By /s/ Michael E. Julian, Jr.              By /s/ James E. Ukrop
   Michael E. Julian, Jr.                     James E. Ukrop
   Director                                   Director

By /s/ G. Gilmer Minor, III                By /s/ Edward Villanueva
   G. Gilmer Minor, III                       Edward Villanueva
   Director                                   Director

By /s/ Claude B. Owen, Jr.                 By /s/ John V. Marklin
   Claude B. Owen, Jr.                        John V. Marklin
   Director                                   Senior Vice President -
                                                Finance and Chief
                                                Financial Officer

Each of the above signatures is affixed as of July 26, 1995.

                              SIGNATURES CONTINUED

By /s/ David W. Hoover
   David W. Hoover
   Vice President-Finance
  (Principal Accounting Officer)

The above signature is affixed as of July 26, 1995.

                                 EXHIBIT INDEX

 2.1 Agreement and Plan of Reorganization, dated June 26, 1995, by and between the Company and Super Rite Corporation. (11)

      The Registrant agrees to furnish supplementary to the Securities and Exchange Commission, upon request, copies of any exhibits to such Agreement and Plan of Reorganization that were not filed in accordance with Item 601(b)(2) of Regulation S-K.

 3.1  Amended and Restated Articles of Incorporation of the Company. (1)

 3.2  Bylaws of the Company, amended and restated as of June 8, 1995.

 4.1 Second Amended and Restated Credit Agreement, dated November 1, 1993, between the Company and Crestar Bank. (9)

 4.2 Letter Agreement, dated July 31, 1994, between the Company and Crestar Bank, amending the Second Amended and Restated
      Credit Agreement.

 4.3 Note Agreement, dated as of June 15, 1993, with respect to Richfood's 6.15% Senior Notes due 2000. (2)

      The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1 Employment and Severance Benefits Agreement, dated as of May 21, 1993, between the Company and Donald D. Bennett. (2)

10.2 First Amendment to Employment and Severance Benefits Agreement, dated July 21, 1995, between the Company and Donald D. Bennett.

10.3 Employment and Severance Benefits Agreement, dated August 23, 1994, between Rotelle, Inc. and John F. Rotelle.

10.4 Employment and Severance Benefits Agreement, dated June 8, 1995, between the Company and John E. Stokely.

10.5  Amended and Restated Long-Term Incentive Plan. (9)


10.6  Amended and Restated Omnibus Stock Incentive Plan. (9)

10.7  Non-Employee Directors' Stock Option Plan.

10.8  Executive Profit Sharing Deferred Income Growth Program. (3)

10.9  Supplemental Executive Retirement Plan and related Trust Agreement. (4)

10.10  Executive Officer Performance Plan. (5)

10.11 Truck Lease and Service Agreement, dated January 23, 1988 between Richfood and Ryder, Inc., as amended and supplemented. (5)

10.12 Amendments to Truck Lease and Service Agreement, dated December 10, 1993, between Richfood and Ryder, Inc. (6)

10.13 Truck Lease and Service Agreement, dated May 21, 1990, originally made between B. Green & Company, Inc. and Lend Lease Trucks, Inc., as amended and assigned to Richfood.(2)

10.14 Equipment Lease Agreement, dated May 21, 1990, originally made between B. Green & Company, Inc. and Lend Lease Trucks, Inc., as amended and subleased to Richfood. (2)

10.15  Bylaws of IGA, Inc., restated as of March 1, 1988. (2)

10.16 Promissory Note and Security Agreement, dated May 18, 1992, between Market Improvement Corporation and Marketplace Acquisition Company. (2)

10.17 Supply Agreement, dated as of April 12, 1991, between Richfood and Farm Fresh, Inc. (7)

10.18 First Amendment to Supply Agreement, dated December 7, 1993, between Richfood and Farm Fresh, Inc. (6)

10.19 Stock Purchase Agreement, dated as of July 22, 1994, between the Company, John F. Rotelle and Alfred F. Rotelle. (10)

10.20 Lease, dated November 1, 1977, originally made between Safe- Chester Associates, as lessor, and Safeway Stores, Incorporated, as lessee, as assigned to Richfood. (8)

11.1   Statement re computation of net earnings per common share.

12.1   Statement re computation of certain ratios.

13.1   Portions of Richfood Holdings, Inc.'s 1995 Annual Report to Stockholders.

21.1   Subsidiaries of the Company.

23.1   Consent of  KPMG Peat Marwick LLP.

27.1   Financial Data Schedule.
_______________________________

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended July 24, 1993 (Commission File No. 0-16900).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1993 (Commission File No. 0-16900).

(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 33-16174).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1992 (Commission File No. 0-16900).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1990 (Commission File No. 0-16900).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended January 8, 1994 (Commission File No. 0-16900).

(7) Incorporated by reference to the Company's Current Report on Form 8-K dated April 12, 1991 (Commission File No. 0-16900).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the thirteen week interim period ended April 30, 1988 (Commission File No.0-16900)

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994. (Commission File No. 0-16900).

(10) Incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 1994. (Commission File No. 0-16900).

(11) Incorporated by reference to the Company's Current Report on Form 8-K dated June 26, 1995. (Commission File No. 0-16900).