Form 10-K/A
RICHFOOD HOLDINGS INC
filed 1995-08-28
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K/A

                            AMENDMENT NO. 1 TO
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED APRIL 29, 1995

                      Commission file number 0-16900

                          RICHFOOD HOLDINGS, INC.

Incorporated under the laws                                   I.R.S. Employer
of Virginia                                                   No. 54-1438602

                              P. O. Box 26967
                         Richmond, Virginia 23261
                      Telephone Number (804) 746-6000








Explanatory Note: This Amendment is filed, pursuant to General Instruction G(3) to Form 10-K, to include information required by Part III of Form 10-K, as the Registrant has determined that its definitive proxy statement will not be filed with the Commission within 120 days after the end of the fiscal year covered by the report. For purposes of this amendment, "Richfood" shall mean Richfood Holdings, Inc.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NOMINEES FOR ELECTION TO THE RICHFOOD BOARD

                                                   PRINCIPAL OCCUPATION OR                                  DIRECTOR
         NAME                                 EMPLOYMENT DURING LAST FIVE YEARS                        CONTINUOUSLY SINCE    AGE

Donald D. Bennett        Chairman of the Board (since June 1995) and Chief Executive Officer of               1990            59
                         Richfood; former President of Richfood; Director, Best Products Co., Inc.

Roger L. Gregory         Managing Partner, Wilder & Gregory Law Office, a law firm.                           1994            42

Grace E. Harris          Provost and Vice President for Academic Affairs, Virginia Commonwealth               1994            62
                         University.

John C. Jamison          Chairman, Mallardee Associates, a corporate financial advisory service, and          1990            61
                         Limited Partner, Goldman, Sachs & Co., an investment banking and brokerage firm; former President and Chief Executive Officer, The Mariner's Museum,
                         an international maritime museum (1990-1992), and Dean, School of Business
                         Administration, College of William and Mary (1985-1990); Director, Hershey
                         Foods Corporation and Best Products Co., Inc.

Michael E. Julian, Jr.   Chairman, President and Chief Executive Officer, Farm Fresh, Inc., a retail          1988            45
                         grocery chain.

G. Gilmer Minor, III     Chairman of the Board (since 1994), President and Chief Executive Officer,           1988            54
                         Owens & Minor, Inc., a wholesale distributor of medical, pharmaceutical and surgical supplies; Director, Crestar Financial Corporation.

Claude B. Owen, Jr.      Chairman of the Board and Chief Executive Officer, DIMON Incorporated                1988            50
                         (successor to Dibrell Brothers, Incorporated), an importer and exporter of leaf tobacco and fresh cut flowers; former Chairman of the Board, Chief
                         Executive Officer and, since 1993, President, Dibrell Brothers,
                         Incorporated; Director, American National Bankshares, Inc.

John F. Rotelle          Chairman (since July 1995) and former President of Rotelle, Inc.                     1994            59

Albert F. Sloan          Former Director (until April 1995), Chairman of the Board (1990), and                1990            65
                         President and Chief Executive Officer (1976-1990), Lance, Inc., a
                         manufacturer of cookies, crackers and snack foods; Director, Basset
                         Furniture Industries, Inc., Cato Corporation and PCA International, Inc.

John E. Stokely          President and Chief Operating Officer of Richfood (since June 1995); former          1995            42
                         Executive Vice President Finance and Administration (August 1993-June
                         1995), Senior Vice President Finance and Chief Financial Officer (April
                         1991-August 1993), Vice President - Finance and Chief Financial Officer
                         (August 1990-April 1991), and also Secretary (August 1990-January 1991) of
                         Richfood.

George H. Thomazin       President, Thomazin Enterprises, a business investment firm; former Chief            1990            55
                         Executive Officer, Continental Brokers Co., a food brokerage firm
                         (1989-1992).

James E. Ukrop           Vice-Chairman and Chief Executive Officer, Ukrop's Super Markets, Inc., a            1987            58
                         retail grocery chain; former President and Chief Executive Officer, Ukrop's
                         Super Markets, Inc.; Director, Legg Mason, Inc. and Owens & Minor, Inc.

Edward Villaneuva        Financial Consultant; former Acting President and Chief Financial Officer            1990            60
                         of Richfood (1989-1990); Director, Circuit City Stores, Inc.

RICHFOOD BOARD AND COMMITTEES

     The Richfood Board meets regularly every quarter and following each annual meeting of Richfood shareholders. During fiscal 1995, there were five meetings of the Richfood Board.

     The Richfood Board has standing Executive, Audit, Executive Compensation and Nominating Committees. Members of the Executive Committee are Messrs. Bennett (Chairman), Owen, Sloan and Thomazin. Mr. Bennett succeeded Mr. Owen as Chairman of the Executive Committee in June 1995. During fiscal 1995, there were no meetings of the Executive Committee. The Executive Committee reviews various matters and submits proposals or recommendations to the Richfood Board. The Executive Committee is empowered to and does act for the Richfood Board on certain matters.

     Members of the Audit Committee are Messrs. Jamison (Chairman), Gregory, Minor and Villanueva. During fiscal 1995, there were three meetings of the Audit Committee. The Audit Committee recommends an independent public accounting firm to be selected by the Richfood Board for the upcoming fiscal year. The Audit Committee reviews and approves various audit functions including the annual audit performed by Richfood's independent auditors. Periodically, Richfood's internal auditors and independent auditors report directly to the Audit Committee.

     Members of the Executive Compensation Committee are Messrs. Sloan (Chairman), Julian, Thomazin and Ukrop and Dr. Harris. During fiscal 1995, there were four meetings of the Executive Compensation Committee. The Executive Compensation Committee recommends to the Richfood Board the compensation of Richfood's Chief Executive Officer, approves the compensation of Richfood's other executive officers and administers Richfood's annual and long-term incentive plans.

     Members of the Nominating Committee are Messrs. Minor (Chairman), Bennett and Ukrop. During fiscal 1995, there was one meeting of the Nominating Committee. The Nominating Committee recommends to the full Richfood Board persons to serve as directors of Richfood and establishes such procedures as it deems proper to receive and review information concerning potential candidates for election or reelection to the Richfood Board. Shareholders entitled to vote for the election of directors may nominate candidates for consideration by the Nominating Committee. Notice of nominations made by shareholders with respect to the 1996 annual meeting must be received in writing by the Secretary of Richfood no earlier than June 18, 1996, and no later than July 13, 1996. For procedures with respect to shareholder nominations of directors, see "Comparison of Shareholder Rights -- Notice of Shareholder Nominations of Directors and Shareholder Proposals." In connection with the extension of Mr. Bennett's employment with Richfood, effective May 21, 1993, Richfood entered into an employment and severance benefits agreement with Mr. Bennett which provides, among other things, that the Richfood Board will nominate Mr. Bennett for election to the Richfood Board at each annual meeting of shareholders during the term of the agreement, and will use its best efforts to cause Mr. Bennett to be duly elected to the Richfood Board at each such meeting. In connection with Mr. Stokely's employment as President and Chief Operating Officer of Richfood, effective June 8, 1995, Richfood entered into an employment and severance benefits agreement with Mr. Stokely which provides, among other things, that the Richfood Board will nominate Mr. Stokely for election to the Richfood Board at each annual meeting of shareholders during the term of the agreement, and will use its best efforts to cause Mr. Stokely to be duly elected to the Richfood Board at each such meeting.

     Persons who are employees of Richfood or of any subsidiary of Richfood receive no compensation for their services as directors of Richfood. During fiscal 1995, other directors received an annual retainer of $12,000 for their services and fees of $1,000 for each meeting of the Richfood Board and $750 for each meeting of a Richfood Board committee attended. Chairmen of each Richfood Board committee who are not employees of Richfood or of any subsidiary of Richfood also receive an additional annual retainer of $2,500. In addition, pursuant to Richfood's Non-Employee Directors' Stock Option Plan, which was approved by the shareholders of Richfood at the 1994 annual meeting, each year each director who is not an employee of Richfood or of any subsidiary of Richfood is granted an option to purchase 1,000 shares of Richfood Common Stock for a per share exercise price equal to the fair market value of one share of Richfood Common Stock on the date of grant.

SECTION 16(a) COMPLIANCE

     Section 16(a) of the Exchange Act requires Richfood's executive officers and directors, and persons who own more than 10% of Richfood Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and the NASD. Executive officers, directors and owners of more than 10% of Richfood Common Stock are required by regulation to furnish Richfood with copies of all Forms 3, 4 and 5 they file.

     Based solely on Richfood's review of the copies of such forms it has received and written representations from certain reporting persons who were not required to file a Form 5 for fiscal 1995, Richfood believes that all of its executives officers, directors and owners of more than 10% of Richfood Common Stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1995, except that Mr. Rotelle filed a late report with respect to two purchase transactions during such fiscal year. Mr. Rotelle reported such purchase transactions on his Form 5 for fiscal 1995, which was filed on a timely basis.

See also "Executive Officers" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

RICHFOOD EXECUTIVE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Executive Compensation Committee of the Richfood Board (the "Committee") is delegated the power to administer the compensation programs of Richfood applicable to its executive officers. The Committee, which is comprised of five outside directors, recommends to the Richfood Board the compensation of Richfood's Chief Executive Officer, approves the compensation of Richfood's other executive officers and administers Richfood's annual and long-term incentive plans.

     The purposes of Richfood's compensation plans and the objectives of the Committee are to:

          (Bullet) provide a competitive compensation program to enable Richfood to attract and retain qualified top management personnel;

          (Bullet) emphasize the relationship between pay and performance by placing variable compensation at risk subject to the achievement of specific and measurable goals and objectives;

          (Bullet) balance Richfood's short-term and long-term objectives appropriately; and

          (Bullet) align the financial interests of the executive officers with those of Richfood's shareholders by encouraging and promoting executive ownership of Richfood Common Stock.

     The Committee believes that compensation programs should enable management to understand clearly what potential rewards are and what performance must be achieved to earn such awards. An independent consultant is used to recommend compensation structures for Richfood. To further the objectives stated above, the compensation programs for all executive officers include three components:
(i) base salary; (ii) annual cash incentive compensation; and (iii) long-term incentives in the form of stock options, restricted stock, stock appreciation rights ("SARs") and/or performance shares. The Committee's policy on the tax deductibility of compensation for the Chief Executive Officer and other executive officers is to maximize the deductibility thereof, to the extent possible, while preserving the Committee's flexibility to maintain competitive compensation programs. All executive compensation paid or awarded during fiscal 1995 is considered to be fully deductible by Richfood under the Revenue Reconciliation Act of 1993.

  BASE SALARY

     Richfood seeks to maintain executive compensation at levels competitive with other corporations in Richfood's market and industry in accordance with information, including survey data, available to Richfood. Corporations considered included the companies included in Richfood's Peer Group, as defined below, as well as other companies in the grocery industry. Periodic increases in base salary are based on evaluations of each executive's past and current performance, competitive market conditions and Richfood's performance. As discussed below, the base salary of the Chief Executive Officer, Mr. Bennett, for fiscal 1995 was established pursuant to an employment agreement executed in May 1993 in connection with the extension of Mr. Bennett's employment with Richfood. The base salary of Richfood's other executive officers is determined by Richfood's Chief Executive Officer, subject to the approval of the Committee.

  ANNUAL CASH INCENTIVE COMPENSATION

     It is the Committee's policy that a significant portion of total compensation be "at risk" based on performance criteria. The Committee believes that this approach relates compensation levels to performance and is in the best interests of the shareholders. Richfood's Executive Officer Performance Plan is designed to reward certain officers and other key employees for Richfood's operating performance as measured by established earnings criteria and for individual and departmental performance. Under this Plan, an incentive compensation pool is funded based on predetermined threshold, target and maximum levels of Richfood's adjusted pre-tax FIFO earnings. A participant shares in the incentive compensation pool, up to a predetermined maximum percentage of annual base salary. Awards, established as a percentage of base salary, vary by management level. Adjustments to awards and flexibility for special awards are available to reflect individual performance. Each year the Committee approves the threshold, target and maximum levels of Richfood's earnings and corresponding percentages of annual base salary in conjunction with its review of Richfood's annual fiscal plan. All executive officers other than Mr. Bennett participated in this Plan for fiscal 1995. As discussed below, the formula for determining Mr. Bennett's incentive compensation for fiscal 1995 was established under the terms of his May 1993 employment agreement.

  LONG-TERM INCENTIVES

     Richfood's Omnibus Stock Incentive Plan, which was approved by the shareholders in fiscal 1992, permits the Committee, in its discretion, to grant options to purchase shares of Richfood Common Stock, SARs, shares of restricted stock and performance shares to any employee of Richfood or its subsidiaries who the Committee believes has contributed significantly or can be expected to contribute significantly to the profits or growth of Richfood. The Committee determines the amount of the grant, the term of the options, SARs, restricted stock or performance shares and the requisite conditions for exercise and vesting. The Committee does not take into account stock ownership of plan participants in determining the amount or terms of grants under the Omnibus Stock Incentive Plan. The granting or award of stock-based compensation is intended to encourage executives to take a longer view of the impact of their individual contributions to Richfood. As with base pay and annual incentive compensation, the Committee reviews survey data to establish competitive long-term compensation structures.

     During fiscal 1995, 54 employees, including each of the executive officers named in the Summary Compensation Table, received grants of options under the Omnibus Stock Incentive Plan. Options granted during fiscal 1995 were granted at the fair market value of Richfood Common Stock on the date of grant; accordingly, the market value of Richfood Common Stock must increase before the employee receives any benefit from the grant. All but one of the options granted during fiscal 1995 become exercisable in installments over a four-year period. No shares of restricted stock, performance shares or SARs were granted during fiscal 1995. During fiscal 1995, one executive officer received an award of Richfood Common Stock under the Omnibus Stock Incentive Plan. In addition, during fiscal 1995, all awards of performance shares made during fiscal year 1994 were canceled.

  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Effective May 21, 1993, Richfood and Mr. Bennett entered into a four-year employment agreement that provided for an annual salary of $350,000. In June 1995, Mr. Bennett's employment agreement was amended to increase his annual salary for fiscal years 1996 and 1997 to $425,000. Mr. Bennett's agreement also provides for annual incentive compensation equal to a predetermined percentage (up to a maximum of 150%) of Mr. Bennett's annual salary based on the same threshold, target and maximum levels of adjusted pre-tax FIFO earnings of Richfood established for Richfood's other executive officers under Richfood's Executive Officer Performance Plan. During fiscal 1995, Richfood achieved the maximum level of adjusted pre-tax FIFO earnings established by the Committee, resulting in Mr. Bennett earning the maximum amount of annual incentive compensation permitted under his employment agreement. In addition, Mr. Bennett was awarded a special bonus for fiscal 1995 of $105,000, as a result of his role in directing Richfood to its fifth consecutive year of record net earnings. Mr. Bennett also is entitled to participate in Richfood's long-term incentive plans generally applicable to its executive officers. In determining Mr. Bennett's compensation, the Committee considered his exemplary performance and contribution to the growth and success of Richfood and his outstanding leadership in bringing about the achievement of nonfinancial goals as well as financial results clearly exceeding those of industry competitors. In addition, the Committee reviewed compensation of other chief executive officers in the wholesale and retail grocery industry, including those employed by companies in the Peer Group used in the performance graph set forth below. The Committee considered Richfood's financial performance during Mr. Bennett's tenure to be superior relative to the companies in the industry. During Mr. Bennett's tenure as Chief Executive Officer, the total market capitalization of Richfood (determined by multiplying share price by number of shares outstanding) has risen from approximately $55 million to approximately $428 million at the end of fiscal 1995.

     In conclusion, the Committee believes that the compensation policies and practices of Richfood herein described are fair and equitable and are in keeping with the best interests of Richfood and its shareholders.

  EXECUTIVE COMPENSATION COMMITTEE

     Albert F. Sloan, Chairman      George H. Thomazin
     Grace E. Harris                James E. Ukrop
     Michael E. Julian, Jr.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ended April 29, 1995, April 30, 1994, and May 1, 1993, the cash compensation paid by Richfood, as well as certain other compensation paid or accrued, to Richfood's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                                 AWARDS
                                                     ANNUAL COMPENSATION                              SECURITIES
         NAME AND                                                        OTHER          RESTRICTED    UNDERLYING
    PRINCIPAL POSITION         FISCAL                                   ANNUAL            STOCK        OPTIONS/         ALL OTHER
      AT JUNE 8, 1995           YEAR       SALARY       BONUS       COMPENSATION(1)     AWARDS(2)      SARS(3)       COMPENSATION(4)
Donald D. Bennett               1995      $350,000     $630,000                                         30,000           $ 2,529
  Chairman and Chief            1994       348,077      525,000                                         20,000             5,785
  Executive Officer             1993       250,000      400,000                                                            2,067

John E. Stokely                 1995       174,433      160,000         $31,000                         12,000             5,820
  President and Chief           1994       169,846      150,000                                         10,000             3,852
  Operating Officer             1993       162,000      120,300                          $68,500        32,000               506

Edgar E. Poore                  1995       161,000      110,000                                         12,000             4,025
  Executive Vice                1994       160,942      104,650                                         10,000             5,525
  President                     1993       158,620      102,570                           68,500        32,000             1,823

John F. Rotelle                 1995       160,305      100,000                                          4,000               481
  Chairman -- Rotelle,
  Inc.(5)

Christopher A. Brown            1995       149,592      107,250           2,000                         10,000             3,283
  President and Chief           1994       114,962       78,000           6,000                         10,000             1,707
  Operating Officer --          1993        95,077       42,200           6,000           34,250        16,000             1,155
  Rotelle, Inc.

(1) With respect to Mr. Stokely, reflects the dollar value of an award of Richfood Common Stock under Richfood's Omnibus Stock Incentive Plan, based on the fair market value of Richfood Common Stock on the date of grant. With respect to Mr. Brown, reflects automobile allowance paid. None of the Named Executive Officers received other perquisites or other personal benefits, securities or property with an aggregate value in excess of the lesser of $50,000 or 10% of the total of his salary and bonus shown above.

(2) Reflects the dollar value of awards of restricted stock under Richfood's Omnibus Stock Incentive Plan, based on the fair market value of Richfood Common Stock on the date of grant. The aggregate number of shares and value of restricted stock held by the Named Executive Officers as of April 29, 1995, were as follows: Mr. Bennett - 20,000, $400,000; Mr. Stokely - 8,000,
    $160,000; Mr. Poore - 8,000, $160,000; Mr. Rotelle - 0, $0; and Mr. Brown -
    4,000, $80,000. None of such shares vest, in whole or in part, in less than three years from the date of grant. Dividends are paid on restricted stock at the same rate and times as on all other shares of Common Stock.

(3) Reflects nonqualified stock options granted under Richfood's Omnibus Stock Incentive Plan.

(4) "All Other Compensation" for fiscal 1995 consists of: (i) Richfood's 25% matching contributions under Richfood's Savings and Stock Ownership Plan to the Named Executive Officers as follows: Mr. Bennett - $2,529; Mr. Stokely - $435; Mr. Poore - $1,548; Mr. Rotelle - $481; and Mr. Brown - $1,379; and
    (ii) the amounts awarded to the following Named Executive Officers under Richfood's Vacation to Stock Conversion Plan (which amounts, net of applicable withholdings, were distributed in the form of shares of Richfood Common Stock based on the fair market value of the Common Stock as of the plan's determination date): Mr. Stokely - $5,385; Mr. Poore - $2,477; and Mr. Brown - $1,904.

(5) Mr. Rotelle became an executive officer of Richfood on August 23, 1994, as a result of Richfood's acquisition of Rotelle, Inc.

  STOCK OPTIONS AND SARS

     The following table contains information concerning the grants of options made during fiscal 1995 under Richfood's Omnibus Stock Incentive Plan to the Named Executive Officers. No SARs were granted during fiscal 1995.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL
                                                                                      REALIZABLE VALUE AT
                                                                                        ASSUMED ANNUAL
                                                                                     RATES OF STOCK PRICE
                                                                                         APPRECIATION
                               INDIVIDUAL GRANTS                                      FOR OPTION TERM(1)
                                        % OF TOTAL                                   5%(4)          10%(4)
                         NUMBER OF       OPTIONS/                                   (ASSUMES       (ASSUMES
                         SECURITIES        SARS                                    A RICHFOOD     A RICHFOOD
                         UNDERLYING     GRANTED TO                                   COMMON         COMMON
                          OPTIONS/      EMPLOYEES      EXERCISE                      STOCK          STOCK
                            SARS        IN FISCAL      OR BASE      EXPIRATION      PRICE OF       PRICE OF
        NAME             GRANTED(2)        YEAR        PRICE(3)        DATE         $25.25)        $40.20)
Donald D. Bennett          30,000          15.64%       $15.50        11/3/04       $292,500       $741,000
John E. Stokely            12,000           6.26         15.50        11/3/04        117,000        296,400
Edgar E. Poore             12,000           6.26         15.50        11/3/04        117,000        296,400
John F. Rotelle             4,000           2.09         15.50        11/3/04         39,000         98,800
Christopher A. Brown       10,000           5.21         15.50        11/3/04         97,500        247,000

(1) The potential realizable value is based upon assumed future prices for Richfood Common Stock that are derived from the specified assumed annual rates of appreciation. Actual gains, if any, on stock option exercises and Richfood Common Stock holdings are dependent on the actual future performance of Richfood Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(2) All option grants consisted of nonqualified stock options granted under the Omnibus Stock Incentive Plan. These grants become exercisable in one-fourth installments on December 15 of 1995, 1996, 1997 and 1998.

(3) The exercise price was set at the fair market value of Richfood Common Stock on the date of the grant. The exercise price may be paid in cash or in Richfood Common Stock valued at fair market value on the date preceding the date of exercise, or a combination of cash and Richfood Common Stock.

(4) The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential option gains shown above are required by the rules of the Commission. The actual gains that will be realized, if and when the Named Executive Officers exercise the options granted in fiscal 1995, will be dependent on the future performance of Richfood Common Stock. The following is provided to illustrate the relationship between the hypothetical gain that would be realized by the Named Executive Officers upon the exercise of such options and the hypothetical gain that would be realized by all shareholders as a result of the assumed stock price appreciation:

                                                                                                  ANNUAL RATE OF STOCK PRICE
                                                                                                         APPRECIATION
                                                                                                      5%             10%
Resulting stock price based on $15.50 starting price..........................................   $      25.25    $      40.20
Per share gain................................................................................           9.75           24.70
Aggregate gain that would be realized by all shareholders (based on 21,409,287 shares
  outstanding on the date of grant)...........................................................    208,740,548     528,809,389
Aggregate hypothetical gain on all fiscal 1995 options granted to the Named Executive Officers
  if $25.25 and $40.20 prices, respectively, are achieved.....................................        663,000       1,679,600
Hypothetical aggregate gains for the Named Executive Officers as a percentage of all
  shareholders' gains.........................................................................           0.32%           0.32%

OPTION/SAR EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options and SARs during fiscal 1995, and unexercised options and SARs held by them on April 29, 1995.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                                                        VALUE OF
                                                          NUMBER OF SECURITIES         UNEXERCISED
                                                               UNDERLYING             IN-THE-MONEY
                                                              UNEXERCISED            OPTIONS/SARS AT
                                                            OPTIONS/SARS AT              FISCAL
                                                           FISCAL YEAR-END(2)          YEAR-END(3)
                         SHARES ACQUIRED      VALUE           EXERCISABLE/            EXERCISABLE/
        NAME             ON EXERCISE(1)      REALIZED       UNEXERCISABLE(4)        UNEXERCISABLE(4)
Donald D. Bennett             15,000         $104,063             5,000/45,000        $22,500/$202,500
John E. Stokely               84,750          837,766             2,500/41,750          11,250/354,734
Edgar E. Poore                     0                0            87,250/41,750       1,254,953/354,734
John F. Rotelle                    0                0                  0/4,000                0/18,000
Christopher A. Brown               0                0            23,500/27,500         296,600/197,125

(1) Represents only nonqualified stock options granted under Richfood's Long-Term Incentive Plan and/or Omnibus Stock Incentive Plan.

(2) Represents only nonqualified stock options granted under Richfood's Long-Term Incentive Plan and/or Omnibus Stock Incentive Plan. Each nonqualified stock option granted under Richfood's Long-Term Incentive Plan includes a tandem SAR.

(3) The value of unexercised in-the-money options represents the positive spread between the April 29, 1995, closing price of Richfood Common Stock ($20.00) and the exercise price of any unexercised options.

(4) The options represented could not be exercised by the named executive as of April 29, 1995, and future exercisability is subject to the executive remaining employed by Richfood or its subsidiaries for up to four years from the date of grant, subject to acceleration for retirement, death or total disability of the executive or a "change in control" of Richfood (as defined in the applicable option agreements).

RICHFOOD PENSION PLAN TABLE

     The table below illustrates the approximate aggregate retirement benefits payable under Richfood's funded defined benefit pension plan for its salaried employees and supplemental retirement plan for certain officers and other key employees retiring at age 65. The amounts reflected in the table are stated in payments in the form of a life annuity. Other actuarially equivalent forms of benefit may be selected. The amounts reflected in the table are subject to offset for Social Security and other benefits.

   ANNUAL                                                                               YEARS OF CREDITED SERVICE(2)
  COMPENSATION(1)                                                                  10          15          20          25
$100,000.....................................................................   $ 60,000    $ 65,000    $ 70,000    $ 70,000
 150,000.....................................................................     90,000      97,500     105,000     105,000
 200,000.....................................................................    120,000     130,000     140,000     140,000
 250,000.....................................................................    150,000     162,500     175,000     175,000
 300,000.....................................................................    180,000     195,000     210,000     210,000
 350,000.....................................................................    210,000     227,500     245,000     245,000
 400,000.....................................................................    240,000     260,000     280,000     280,000
 450,000.....................................................................    270,000     292,500     315,000     315,000

(1) Annual compensation is the average of a participant's highest five consecutive years' compensation (base salary plus overtime and commissions) during the last ten years and approximates, in the case of the Named Executive Officers, the amounts reported as salary in the Summary Compensation Table.

(2) The years of credited service for the Named Executive Officers as of April 29, 1995, were as follows: Mr. Bennett - 5; Mr. Stokely - 5; Mr. Poore - 9; Mr. Rotelle - 1; and Mr. Brown - 5.

EMPLOYMENT AND SEVERANCE BENEFITS AGREEMENT

     In connection with the extension of Mr. Bennett's employment as Chief Executive Officer of Richfood, effective May 21, 1993, Richfood entered into an employment and severance benefits agreement with Mr. Bennett. The agreement, as amended by the Richfood Board effective in June 1995, provides for Mr. Bennett's employment in his current capacity through May 1997 at a salary of $350,000 per year for fiscal 1994 and 1995 and $425,000 per year for fiscal 1996 and 1997 and provides for annual incentive compensation equal to a predetermined percentage (up to a maximum of 150%) of Mr. Bennett's annual base salary based on Richfood's adjusted pre-tax FIFO earnings. The agreement also provides that (i) during the term of the agreement Richfood will pay Mr. Bennett's portion of the premiums for coverage under Richfood's life, accident, medical and dental benefits plans, and (ii) unless Mr. Bennett's employment is terminated during the term of the agreement by Richfood for cause, or by Mr. Bennett other than following a "change in control" of Richfood, Richfood will provide to Mr. Bennett following his retirement (at Richfood's expense) medical and dental benefits of the type generally provided from time to time to Richfood's executive employees. In addition, the agreement provides for the payment of a lump-sum severance benefit equal to one year's salary in the event Mr. Bennett is terminated during the term of the agreement (i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood or (iii) by Mr. Bennett within one year following a "change in control" of Richfood if his job title or responsibilities are materially reduced. For purposes of the agreement, a "change in control" of Richfood means, in general, the occurrence of any of the following events: (i) any person or group becomes the beneficial owner of securities representing more than 50% of the aggregate voting power of all classes of Richfood's then-outstanding voting securities; or
(ii) the shareholders of Richfood approve (a) a plan of merger, consolidation or share exchange between Richfood and any entity other than a subsidiary, or (b) a proposal with respect to the sale, lease, exchange or other disposal of all, or substantially all, of Richfood's property.

     In connection with his employment as President and Chief Operating Officer of Richfood, effective June 8, 1995, Richfood entered into an employment and severance benefits agreement with Mr. Stokely. The agreement provides for Mr. Stokely's employment in his current capacity through June 1998 at a salary of $250,000 per year and provides for annual incentive compensation equal to a pre-determined percentage (up to a maximum of 100%) of Mr. Stokely's annual base salary based on Richfood's adjusted pre-tax FIFO earnings. The agreement also provides that during the term of the agreement Richfood will pay Mr. Stokely's portion of the premiums for coverage under Richfood's life, accident, medical and dental benefits plans. In addition, the agreement provides for the payment of a lump-sum severance benefit equal to one year's salary in the event Mr. Stokely is terminated during the term of the agreement (i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood or (iii) by Mr. Stokely within one year following a "change in control" of Richfood if his job title or responsibilities are materially reduced. For purposes of Mr. Stokely's agreement, a "change in control" of Richfood has the same meaning as defined in Mr. Bennett's agreement.

     In connection with Richfood's acquisition of Rotelle, Inc. in August 1994, Richfood entered into an employment and severance benefits agreement with Mr. Rotelle. The agreement provides for Mr. Rotelle's employment by Rotelle, Inc. through August 1998 at a salary of $250,000 per year and provides for annual incentive compensation equal to a pre-determined percentage (up to a maximum of 40%) of Mr. Rotelle's annual base salary based on Richfood's adjusted pre-tax FIFO earnings. In addition, the agreement provides for the payment of a lump-sum severance benefit equal to one year's salary in the event Mr. Rotelle is terminated during the term of the agreement (i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood or (iii) by Mr. Rotelle within one year following a "change in control" of Richfood if his job title or responsibilities are materially reduced. For purposes of Mr. Rotelle's agreement, a "change in control" of Richfood has the same meaning as defined in Mr. Bennett's agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table shows, as of July 7, 1995 (except as provided below), the direct and indirect beneficial ownership of shares of Richfood Common Stock by (i) all directors of Richfood, (ii) each executive officer named in the Summary Compensation Table, (iii) all directors and executive officers of Richfood as a group and (iv) each person known by Richfood to beneficially own more than 5% of the outstanding shares of Richfood Common Stock.

                                                              SOLE
                                                             VOTING
                                                               AND
                                                            INVESTMENT                                       PERCENTAGE
NAME                                                        POWER (1)       OTHER(2)          TOTAL         OWNERSHIP(3)
Donald D. Bennett                                             125,049             660         125,709
Roger L. Gregory                                                  250               0             250
Grace E. Harris                                                   450               0             450
John C. Jamison                                                10,250               0          10,250
Michael E. Julian, Jr.                                          4,250               0           4,250
G. Gilmer Minor, III                                            5,250               0           5,250
Claude B. Owen, Jr.                                            20,450               0          20,450
John F. Rotelle                                                82,200              58          82,258
Albert F. Sloan                                                 4,250           3,000           7,250
John E. Stokely                                                62,703             211          62,914
George H. Thomazin                                              5,700               0           5,700
James E. Ukrop                                                 20,250       1,142,684       1,162,934            5.43%
Edward Villanueva                                             104,250               0         104,250
Edgar E. Poore                                                185,230             495         185,725
Christopher A. Brown                                           27,773           1,532          29,305

All Directors and Executive Officers
  as a Group (24 persons)                                     742,781       1,150,993       1,893,774            8.76

FMR Corp.(4)
  82 Devonshire Street
  Boston, Massachusetts 02109                                       0       2,234,600       2,234,600           10.43

Robert Fleming Inc.(5)
  1285 Avenue of the Americas
  New York, New York 10019                                  1,485,260               0       1,485,260            6.93

GeoCapital Corporation(5)
  767 Fifth Avenue
  New York, New York 10153                                  1,234,300               0       1,234,300            5.76

Ukrop's Super Markets, Inc.
  600 Southlake Boulevard
  Richmond, Virginia 23236                                  1,142,684               0       1,142,684            5.33

(1) With respect to each of Messrs. Gregory, Jamison, Julian, Minor, Owen, Sloan, Thomazin, Ukrop and Villanueva and Dr. Harris, includes 250 shares of Richfood Common Stock that may be acquired within sixty days of July 7, 1995, under Richfood's Non-Employee Directors' Stock Option Plan. Also includes the following number of shares of Richfood Common Stock that may be acquired within sixty days of July 7, 1995, under Richfood's Long-Term Incentive Plan and/or Omnibus Stock Incentive Plan by the following executive officers and group: Mr. Stokely - 2,500; Mr. Poore - 87,250; Mr. Brown - 23,500; and all directors and executive officers as a group - 179,350.

(2) With respect to Mr. Sloan, reflects shares held by his wife. Mr. Sloan disclaims beneficial ownership of such shares. With respect to Mr. Ukrop, reflects shares held by Ukrop's Super Markets, Inc. Mr. Ukrop disclaims beneficial ownership of such shares. With respect to Messrs. Bennett, Stokely, Poore, Rotelle and Brown, and all directors and executive officers as a group, reflects shares held under Richfood's Savings and Stock Ownership Plan as of March 31, 1995. With respect to FMR Corp. ("FMR"), see footnote 4 below.

(3) Except as indicated, each person or group beneficially owns less than 1% of the outstanding shares of Richfood Common Stock.

(4) As reported in a Form 13G dated August 7, 1995, as of July 31, 1995, Fidelity Management & Research Company ("Fidelity"), a subsidiary of FMR, beneficially owned 2,234,600 shares, or 10.43% of the outstanding Richfood Common Stock as a result of acting as an investment adviser to several investment companies. The ownership of one investment company, Fidelity Contrafund Inc., amounted to 1,746,800 shares, or 8.15% of the outstanding Richfood Common Stock. Edward C. Johnson and FMR, through its control of Fidelity, each has sole power to dispose of the shares owned by the investment companies. Fidelity Contrafund Inc. has sole power to dispose of the shares owned by it. The Boards of Trustees of the individual investment companies have sole power to vote the shares owned by such investment companies.

(5) Based solely on information provided to Richfood by such shareholder as of the following dates: July 3, 1995, with respect to Robert Fleming Inc.; and July 1, 1995, with respect to GeoCapital Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS OF RICHFOOD

     During fiscal 1995, Richfood sold products and services to, and engaged in certain other transactions with, entities affiliated with Messrs. Julian and Ukrop. See "Richfood Compensation Committee Interlocks and Insider Participation."

     During fiscal 1994, Richfood entered into a lease for a 29,460 square foot grocery store in Warsaw, Virginia, and an equipment lease for the related personal property, and subleased the store and related equipment to Northern Neck Grocers, Inc. ("Northern"), a corporation whose President and sole stockholder is David D. Bennett, the son of Donald D. Bennett, Richfood's Chairman and Chief Executive Officer. The store sublease extended through November 29, 2003, at an annual base rental of $131,375. The equipment sublease extended through November 29, 2000, at an annual rental of $29,385. The aggregate rental paid by Northern to Richfood during fiscal 1995 under the store sublease was $131,375 and under the equipment sublease was $29,385. In addition, during fiscal 1995, Northern paid $3,842,674 to Richfood for products and services purchased from Richfood. Also, during fiscal 1995, Richfood made secured loans to Northern at a rate of interest equal to Crestar Bank's prime lending rate plus two percent. The largest amount outstanding under such loans during fiscal 1995, including accrued interest, was $575,329, and the unpaid balance thereof on July 1, 1995 was $16,268. In May 1995,
Northern sold the assets of the store to an unaffiliated third party which entered into subleases for the store and related equipment.

     Richfood believes that all of the transactions described above were made on terms comparable to those that would have been agreed to with unaffiliated third parties in similar transactions.

     During fiscal 1994, Richfood made a secured personal loan to Mr. Bennett in the amount of $125,000 at a rate of interest equal to 4.51% per annum. The largest aggregate amount of indebtedness outstanding under such loan during fiscal 1995, including accrued interest, was $125,940. Such loan was repaid in June 1994. In addition, during fiscal 1995, Richfood made a secured personal loan to Mr. Bennett in the amount of $60,000 at a rate of interest equal to 6.0% per annum. The largest aggregate amount of indebtedness outstanding under such loan during fiscal 1995, including accrued interest, was $61,825, and the aggregate unpaid balance thereof on July 1, 1995, was $62,426.

     During fiscal 1994, Richfood made a $73,938 secured loan to Mr. John E. Stokely, President and Chief Operating Officer of Richfood. Such loan carries a rate of interest equal to 3.68% per annum. The largest aggregate amount of indebtedness outstanding under such loan during fiscal 1995, including accrued interest, was $74,288, and the unpaid balance thereof on July 1, 1995, was $75,294. In addition, in June 1994, Richfood made to Mr. Stokely a $264,572 secured personal loan and a $192,555 secured personal loan. Such loans carry a rate of interest equal to 5.56% per annum. The largest aggregate amount of indebtedness outstanding under such loans during fiscal 1995, including accrued interest, was $460,400, and the aggregate unpaid balance thereof on July 1, 1995 was $61,635.

     During fiscal 1994, Richfood made a $348,750 secured personal loan to Mr. Edgar E. Poore, Executive Vice President of Richfood. Such loan carries a rate of interest equal to 5.07% per annum. Also during fiscal year 1994, Richfood made a $220,000 secured personal loan to Mr. Poore at a rate of interest equal to 4.51% per annum. The largest aggregate amount of indebtedness outstanding under such loans during fiscal 1995, including accrued interest, was $580,630, and the aggregate unpaid balance thereof on July 1, 1995, was $435,875.

RICHFOOD COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive Compensation Committee of the Richfood Board is composed of Messrs. Albert F. Sloan (Chairman), Michael E. Julian, Jr., George H. Thomazin and James E. Ukrop and Dr. Grace E. Harris.

     Mr. Julian is Chairman, President and Chief Executive Officer of Farm Fresh, Inc. ("Farm Fresh"). During fiscal 1995, Farm Fresh and its affiliates paid $402,197,030 to Richfood for products and services purchased from Richfood. During fiscal 1993, Richfood assisted Marketplace Acquisition Corp. ("MAC"), an affiliate of Farm Fresh, in its purchase of seven retail grocery stores operated under the "Gene Walter's Marketplace" format and related assets from Marketplace Foods, Inc. During fiscal year 1993, a Richfood subsidiary made a secured purchase money bridge loan to MAC at a rate of interest equal to Crestar Bank's prime lending rate plus two percent. The largest amount outstanding under such loan since the beginning of fiscal 1995 was $1,115,348. The outstanding principal balance of such loan on July 1, 1995, was $1,113,000. Mr. Julian formerly was Executive Vice President and Chief Operating Officer of Richfood
(1987) and Richfood, Inc. (1986-1987). In addition, Richfood leases ten retail grocery store sites and subleases such sites to Farm Fresh and its affiliates. Such subleases require Farm Fresh and its affiliates to pay and perform all obligations of Richfood under such leases. The aggregate base rental for such stores during fiscal 1995, all of which was paid by Farm Fresh and its affiliates, was $2,406,137. Also during fiscal 1995, Richfood agreed to guarantee certain of Farm Fresh's obligations under two retail grocery store leases. In the first year of the guarantees' effectiveness, Farm Fresh's aggregate rental obligations under these two leases will be $807,050. Such guarantees had not yet become effective during fiscal 1995.

     Mr. Ukrop is Vice-Chairman and Chief Executive Officer of Ukrop's Super Markets, Inc. ("Ukrop's"). During fiscal 1995, Ukrop's paid $198,339,850 to Richfood for products and services purchased from Richfood. In addition, Ukrop's subleases from Richfood approximately 32,000 square feet of warehouse space in Richfood's Chester, Virginia, facility at an annual rental of $108,969. The sublease permits Ukrop's to extend the term for three additional two-year renewal options, subject to certain conditions. The aggregate rental paid by Ukrop's to Richfood under the sublease during fiscal 1995 was $108,537.

     Richfood believes that all of the transactions with affiliates described above were made on terms comparable to those that would have been agreed to with unaffiliated third parties in similar transactions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RICHFOOD HOLDINGS, INC.
                                        (Registrant)

August 28, 1995                    By   /s/ Donald D. Bennett
                                      Donald D. Bennett
                                      Chairman of the Board and
                                        Chief Executive Officer