Form 10-Q
period 1995-07-22
RICHFOOD HOLDINGS INC
filed 1995-08-31
CIK 819632

SECURITIES AND EXCHANGE

                         COMMISSION

                    WASHINGTON, DC. 20549

                          FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES  EXCHANGE ACT OF 1934
    For the quarterly period ended July 22, 1995

                            OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
     (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period_______________________
                         to
     ___________________.

               Commission file number:  0-16900
                 RICHFOOD HOLDINGS, INC.
Incorporated under
the laws                I.R.S.EmployerIdentification
of Virginia             No.54-1438602

                 8258 Richfood Road
                Mechanicsville, Virginia 23111
           Telephone Number (804) 746-6000

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13
or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the Registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes
x  . No___.

The number of shares outstanding of the Registrants common stock as of August 25, 1995, was as follows:

Common Stock, without par value:  21,431,645  shares.

            ITEM 1.   FinancialStatements
                 RICHFOOD HOLDINGS, INC. AND
                    SUBSIDIARIES CONSOLIDATED
                    STATEMENTS OF EARNINGS
     (Dollar amounts in thousands, except per share data)


                                   (Unaudited)

                                 First Quarter Ended

                          July 22,             July23,
                            1995                 1994
                        (12 Weeks)  %      (12 Weeks)  %


Sales                   $ 395,776  100.00  $  296,466  100.00
Costs and expenses, net:
       Cost of goods sold 360,712   91.14    271,677    91.64
     Operating and adminis-
          trative expenses 24,473    6.18    16,642      5.61
     Interest expense         981    0.25      855       0.29
     Interest income         (695) (0.18)      (624)    (0.21)

Earnings before income       10,305  2.61       7,916    2.67


Income taxes                3,939    1.00       3,048    1.03

taxes

Net earnings         $      6,366    1.61    $  4,868    1.64


Net earnings per
common share                $  0.30          $   0.23

Cash dividends declared
per common share            $  0.025         $0.025

Average common shares
outstanding             21,428,187         21,352,819

See accompanying notes to the consolidated financial statements.

       RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands)
                        July 22,           April 29,

                        1995            1995

                              (unaudited)
Assets
Current assets:
     Cash and cash equivalents   $ 3,025       $9,678
 Receivables, less allowance for
 doubtful accounts of $2,803 and
 $2,783                            70,448      60,500
Inventories                        93,039      87,793
  Other current assets              5,863       6,046

Total current assets              172,375     164,017

Notes receivable, less allowance

 for doubtful accounts of

$1,077 and $1,077                 24,547      25,769

Property and equipment, net       82,444      83,418

Other assets                      36,014      35,130

Total assets                   $  315,380   $ 308,334


Liabilities and Stockholders
 Equity
Current liabilities:
Current installments of
long-term debt
and capital lease obligations  $    3,300  $    3,052

Accounts payable                   96,888      95,379
Accrued expenses and other current
      liabilities                  22,164      22,065

Total current liabilities         122,352     120,496

Long-term debt and capital lease
    obligations                    49,303      50,305
Deferred credits and other         14,956      15,224

Stockholders equity:
 Preferred stock, without par value  -            -
 Common stock, without par value   24,624      24,529
    Retained earnings             104,145      97,780



Total stockholders equity        128,769     122,309



Total liabilities and

stockholders equity         $  315,380   $  308,334

See accompanying Notes to the Consolidated
Financial Statements.

                           Richfood Holings,Inc Subsidiaries

                      Consolidated Statements of Cash Flows

                              (unaudited)

                            First Quarter Ended

                             July 22, July 23,

                                1995    1994

                           (12 Weeks)(12 Weeks)
Operating activities:

Net earnings                 $  6,366   $ 4,868

 Adjustments to reconcile net



    earnings to net cash
    used for operating
    activities: Depreciation
and amortization                 3,779     2,700
    Provision for doubtful
 accounts                          587       462
        Other, net              (1,308)     (913)
     Changes in operating
     assets and liabilities:
 Receivables                   (10,418)   (6,079)
     Inventories                (5,246)   (1,261)
     Other current assets          560       343
     Accounts payable,
      accrued expense
     and other liabilities       2,364      (125)

       Net cash used for

       operating activities     (3,316)       (5)

Investing activities:
 Purchases of property
  and equipment                 (1,689)     (827)
 Issuance of notes receivable   (3,849)   (7,062)
 Collections on notes
 receivable                      4,233     4,133
 Other, net                       (801)       54
Net cash used for
investing activities            (2,106)   (3,702)
Financing activities:
 Repayments on long-term debt,
    net of proceeds               (784)     (486)
 Proceeds from issuance of common
    stock under employee stock
    incentive plan                  89       29
 Cash dividends paid on
 common stock                     (536)    (427)
 Net cash used for financing
 activities                     (1,231)    (884)
 Net decrease in cash and
      cash equivalents          (6,653)  (4,591)
Cash and cash equivalents at
      beginning of period         9,678   17,009
Cash and cash equivalents at
 end of period                $  3,025  $12,418
See accompanying Notes to the Consolidated Financial
 Statements.

       RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.      The  consolidated  financial statements of Richfood
Holdings,
      Inc. and subsidiaries("the Company") presented herein are unaudited (except for the consolidated balance sheet as of April 29, 1995, which has been derived from the audited consolidated balance sheet as of that date), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 29, 1995 (fiscal 1995).
      In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual
      Report on Form 10-K for fiscal 1995. The results of operations for the twelve week period ended July 22, 1995, may not be indicative of the results that may be expected for the fiscal year ending April 27, 1996 (of fiscal
      1996).

Note 2
     On  August 23, 1994, the Company acquired all of the outstanding common stock of Rotelle, Inc. (Rotelle), a wholesale frozen food distributor headquartered near Philadelphia,Pennsylvania. The purchase price of the acquisition was $50.7 million and was funded by borrowings under a new $35.0 million revolving credit facility, together with internally generated funds and borrowings under an existing revolving credit facility.The Company accounted for the acquisition under the purchase
      method of accounting.   Accordingly, the  results  of  operations
      of  the acquired  business  have  been included  in  the
      Companys Consolidated Statement of Earnings since the date of the acquisition. On April 3, 1995, the Company acquired certain assets and assumed certain contracts of the wholesale grocery division of Camellia Food Stores, Inc.
      (Camellia), a wholesale and retail food distributer headquartered in Norfolk, Virginia. As result of that acquisition, the Company serves as wholesale supplier to Camellias 46 retail stores and most of the 120 independent retail stores that previously had been served by Camellias
      wholesale   division.   The  purchase price   of the
      acquisition  was  approximately $7.1 million.   See  Note  2  to
      the Consolidated Financial Statements included in the Companys Annual Report on Form 10-K for fiscal 1995.




Note 3 On June 26, 1995, the Company announced the signing of a definitive Agreement and Plan of Reorganization (the Reorganization Agreement) with Super Rite Corporation (Super
Rite), headquartered Harrisburg,Pennsylvania, pursuant to which the Company will acquire Super Rite through a tax-free merger ( the Merger). Super Rite is a fullservice wholesale food distributor supplying 238 supermarkets in Pennsylvania, New Jersey, Maryland,
Delaware, Virginia and West Virginia. Super Rite also operates a retail grocery divisionconsisting of eight METRO superstores and seven BASICS supermarkets. The following description of the acquisition is qualified in itsentirety by reference to the Companys Current Report on Form 8K dated June 26, 1995, which is incorporated herein by reference.Under the terms of the
Reorganization Agreement, the Company will issue 1.0205 shares ofits common stock for each outstanding share of Super Rite common stock, representing a value of $22.00 per Super Rite share based upon the Company's average stock price for the thirty trading days preceding June 26, 1995.Super Rite had approximately 9.6 million shares of common stock outstanding at June 3, 1995. Upon consummation of the Merger, former Super Rite shareholders will hold approximately 31%
of  the  Company's total common stock outstanding. Prior   to  the
execution of the Reorganization Agreement,the transaction was approved by the boards of directors of both companies, but remains subject to approval by the shareholders of both companies and  other  customary  closing  conditions. The transaction
is  expected  to  be  accounted  for  as  a  pooling   of interests
and is currently expected to be completed by  the  end of calendar
1995.

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

Note 4. In connection with the Merger, Super Rite, its directors and the Company have been named as defendants in a class actionsuit commenced in the Court of Chancery, County of New Castle, Delaware(the Class Action), entitled Harbor Finance Partners v. Alex Grass, David Gundling, John Ryder, Martin L. Grass, H. Irwin Levy, Neil Norry,Peter Vanderveen, Super Rite Corporation and RichfoodHoldings, Inc., C.A. No. 14379. The claims in the Class Action are brought by a purported stockholder of Super Rite on behalf of a purported class of persons (the Class) consisting of allstockholders  of  Super  Rite, except the named  defendants  and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. Among other things, theClass Action asserts that: the Merger is unfair to the stockholders of Super Rite; the defendants have and are continuing to prevent the Class from receiving the maximum value per share that
could  be received   in  a  merger  or  business  combination;
thedefendants wrongfully  failed  or  refused to obtain  or  at empt to obtain a purchaser for the assets of Super Rite at a price higher than that being offered; the defendants breached or aided and abetted the breach of the fiduciary and other common law duties owed to theClass, including failure to include in the Reorganizaton Agreement a mechanism protecting against significant fluctuation in the price of the Companys common stock; and the Class would be irreparably damaged were the Merger consummated. The complaint seeks, among other things, a preliminary and permanent injunction against the consummation of the Merger, a judgment ordering that the defendants comply with their fiduciary and other common law duties, and, in the event the Merger is consummated, an order rescinding it and setting it aside, and an award of rescissory and/or
compensatory  damages against  the defendants.   Super Rite, the
Company  and  the  other defendants  believe  that the plaintiffs
allegations  are factually inaccurate   and  without  merit  and
intend  to  defend themselves vigorously.

      The  Company  is party to other legal actions  that are
      incidental  to  its  business.  While  the   outcome  of  such
      legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or
      all  of  them combined,   will  not  have  a  material  adverse
      effect   on   its consolidated financial position or business.


ITEM 1.         Legal Proceedings

       See  Note  4  to  the  Notes  to  Consolidated  Financial
      Statements included herein.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

      Sales for the twelve week period ended July 22, 1995, were $395.8 million, a 33.5% increase over sales of $296.5 million for the twelve week period ended July 23,1994. The Company's principal operating subsidiary,Richfood, Inc. ("Richfood"), recorded sales of $322.2 million for the first quarter of fiscal 1996, compared to sales of $296.5 million for the first quarter of fiscal 1995. The increase was primarily attributable to sales to former customers of Camellia. Rotelle, acquired by the Company in August 1994, recorded sales of $73.6 million for the first quarter of fiscal 1996.

      Gross margin was 8.86% for the first quarter of fiscal 1996, compared to 8.36% for the same quarter last year. The increase is primarily attributable to higher margin frozen food sales by Rotelle.

     Operating and administrative expenses for the twelve week period ended July 22, 1995, were $24.5 million, or 6.18% of sales, compared to $16.6 million or 5.61% of sales, for the twelve week period ended July 23, 1994. The increase was primarily due to a higher operating expense ratio for Rotelle increase was partially offset by Richfood's ability to achieve additional economies of scale and further efficiencies in its operations as a result of additional sales volume associated with the Camellia acquisition.

      Interest expense for the twelve week period ended July 22, 1995, increased to $1.0 million from $0.9 million for the first quarter of last fiscal year. The increase is due to higher average interest rates under the Company's variable rate borrowing facilities and additional borrowings incurred by the Company, primarily to finance the acquisition of Rotelle.

     Interest income was $0.7 million for the first quarter of fiscal 1996, compared to $0.6 million for the first quarter of fiscal 1995. Average notes receivable (consisting primarily of secured loans to the Company's retail customers) were $34.0 million at the quarter ended July 22, 1995, compared to $37.3 million at the quarter
ended  July  23, 1994.   The Company's effective interest rate earned
on retailer loans, most of which bear interest at a variable rate, increased for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995, due to increases in the prime lending rate, which serves as the reference rate for most of these loans.

      The Companys effective income tax rate was 38.2% for the quarter ended July 22, 1995, compared to 38.5% for the first quarter last fiscal year.

Liquidity and Capital Resources

     Cash and cash equivalents were $3.0 million at July 22, 1995, compared to $12.4 million at July 23, 1994.

   Net cash used for operating activities for the twelve week period ended July 22, 1995, was $3.3 million. This amount includes net earnings of $6.4 million and depreciation and amortization of $3.8
million.   The increase  in  depreciation and amortization expense  for the twelve week period ended July 22, 1995, compared to depreciation and amortization expense of $2.7 million for the same period last year, is primarily attributable to the Rotelle
acquisition.   Working capital increased  from $43.5  million at April
29, 1995, to $50.0 million at July 22,  1995.   The ratio  of  current
assets to current liabilities was 1.41 to 1 at July 22, 1995, compared to 1.36 to 1 at April 29, 1995.

      Net cash used for investing activities for the twelve week period ended July 22, 1995, included $1.7 million of capital
expenditures and $3.8 million   for  the  issuance  of  secured  loans
to retailers. Capital expenditures consisted primarily of material handling equipment, and order management marketing systems. Loans issued to retailers decreased in the first quarter of fiscal 1996, compared to the first quarter of fiscal 1995. The fiscal 1995 quarter included $3.9 million of loans to the purchasers of four retail grocery stores formerly operated under the BASICS trade name.

    Net cash used for financing activities of $1.2 million for the twelve week period ended July 22, 1995, consisted primarily of $0.8 million of net repayments on long-term debt obligations and $0.5 million of cash dividends paid on the Company's Common Stock.

   The Company believes that it has the ability to continue to generate adequate capital for liquidity from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

ITEM 6.  Exhibits and Reports on Form 8-K.
     (a)  Exhibits.
       Exhibit 2.1 - Agreement and Plan of Reorganization,
                     dated as of June 26, 1995, between the Company and SuperRite

       Exhibit 11.1  -  Earnings Per Share Computation

        Exhibit 27.1 -   Financial Data Schedule

     (b)  Reports on Form 8-K.

      1.  Current Report on Form 8-K, dated June 26, 1995

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    RICHFOOD HOLDINGS, INC.



   Date:  August 30, 1995
                                    By /s/  John E. Stokely

                                            John E. Stokely

                                             President & Chief

                                             Operating Officer









   Date:  August  30, 1995
                                           By /s/ John V. Marklin

                                           John V. Marklin

                                           Senior Vice President-
                                           Finance and Chief
                                           Financial Officer

                           EXHIBIT INDEX


Exhibit                                                Page
 2.1 Agreement and Plan of Reorganization, dated as of June 26, 1995,between the Company and Super Rite (incorporated by reference to the Companys Current Report on Form 8-K dated June 26, 1995 (Commission File No. 0-16900))

11.1           Earnings Per Share Computation
27.1           Financial Data Schedule