Form 10-Q
period 1995-10-14
RICHFOOD HOLDINGS INC
filed 1995-11-28
CIK 819632

20




             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D. C. 20549

                          FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended October 14, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period__________ to __________.

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
Yes    x  .     No___.

The number of shares outstanding of the Registrant's common stock as of November 17, 1995, was as follows:

    Common Stock, without par value:  31,249,756  shares.


                     Page 1 of 15 pages.
              Exhibit Index appears on page 13.

               PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollar amounts in thousands, except per share data)




                                (Unaudited)
                            Second Quarter Ended

                                 October 14,         October 15,
                                    1995                1994
                                 (12 Weeks)  %      (12 Weeks)    %

Sales                          $ 387,156  100.00   $  344,618  100.00
Costs and expenses, net:
  Cost of goods sold             353,080   91.20      313,537   90.98
  Operating and adminis-
    trative expenses              23,369    6.03       21,745    6.31
  Interest expense                   857    0.22        1,271    0.37
  Interest income                   (705)  (0.18)        (737)  (0.21)

Earnings before income taxes      10,555    2.73        8,802    2.55
Income taxes                       4,018    1.04        3,399    0.98

Net earnings                  $    6,537    1.69    $   5,403    1.57


Net earnings per
     common share             $     0.31            $     0.25


Cash dividends declared
     per common share         $     0.030           $     0.025


Average common shares
     outstanding              21,431,668          21,404,686

See accompanying Notes to the Consolidated Financial
Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollar amounts in thousands, except per share data)




                                   (Unaudited)

                                   Year-to-Date

                          October 14,           October 15,
                             1995                  1994
                          (24 Weeks)  %        (24 Weeks)    %

Sales                       $ 782,932  100.00    $  641,084  100.00
Costs and expenses, net:
  Cost of goods sold          713,792   91.17       585,214   91.28
  Operating and adminis-
    trative expenses           47,842    6.11        38,387    5.99
  Interest expense              1,838    0.23         2,126    0.33
  Interest income              (1,400)  (0.18)       (1,361)  (0.21)

Earnings before income taxes   20,860    2.67        16,718    2.61
Income taxes                    7,957    1.02         6,446    1.01

Net earnings               $   12,903    1.65    $   10,272    1.60


Net earnings per
     common share          $     0.60            $       0.48


Cash dividends declared
     per common share      $     0.030           $       0.025


Average common shares
     outstanding            21,429,928               21,378,573

See accompanying Notes to the Consolidated Financial
Statements.

                 RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                      (Dollar amounts in thousands)

                                              October 14,       April 29,
                                                1995              1995
                                            (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                  $    1,635       $    9,678
  Receivables, less allowance for doubtful
    accounts of $2,845 and $2,783                70,586           60,500
 Inventories                                    101,635           87,793
 Other current assets                             5,495            6,046

Total current assets                            179,351          164,017

Notes receivable, less allowance for
 doubtful accounts of $1,043 and $1,077          30,214           25,769

Property and equipment, net                      81,829           83,418

Other assets                                     36,184           35,130

Total assets                                 $  327,578       $  308,334


Liabilities and Stockholders' Equity
Current liabilities:
 Current installments of long-term debt
      and capital lease obligations          $   2,460        $    3,052
 Accounts payable                              102,353            95,379
 Accrued expenses and other current
      liabilities                               23,466            22,065

Total current liabilities                      128,279           120,496

Long-term debt and capital lease
 obligations                                    49,306            50,305

Deferred credits and other                      16,158            15,224

Stockholders' equity:
 Preferred stock, without par value; authorized
   5,000,000 shares; none issued or outstanding    -                -
 Common stock, without par value; authorized
   60,000,000 shares; issued & outstanding
     21,431,805 and 21,424,459 shares           24,625            24,529

 Retained earnings                             109,210            97,780

Total stockholders' equity                     133,835           122,309

Total liabilities and stockholders' equity  $  327,578        $  308,334

See accompanying Notes to the Consolidated Financial
Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)

                                                  (Unaudited)
                                                  Year-to-Date
                                            October 14,    October 15,
                                              1995           1994
                                           (24 Weeks)     (24 Weeks)

Operating activities:
 Net earnings                              $  12,903        $ 10,272

 Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
    Depreciation and amortization             7,578           5,993
    Provision for doubtful accounts           1,535             923
    Other, net                                 (457)         (1,191)
Changes in operating assets and liabilities:
     Receivables                            (14,650)        (11,827)
     Inventories                            (13,842)        (14,190)
     Other current assets                       460             530
     Accounts payable, accrued expenses
         and other liabilities                9,232          14,429

 Net cash provided by
     operating activities                     2,759           4,939

Investing activities:
 Purchases of property and equipment         (3,662)         (2,183)
 Business acquisition, net
     of cash acquired                            -          (50,766)
 Issuance of notes receivable                (8,001)         (8,658)
 Collections on notes receivable              6,575           6,965
 Other, net                                  (3,142)            260

   Net cash used for investing activities    (8,230)        (54,382)

Financing activities:
 Net proceeds of (repayments on)
    long-term debt                           (1,589)         35,094
 Proceeds from issuance of common stock
     under employee stock incentive plans        89              29
 Cash dividends paid on common stock         (1,072)           (962)

 Net cash provided by (used for)
     financing activities                    (2,572)         34,161

Net decrease in cash and
 cash equivalents                            (8,043)        (15,282)
Cash and cash equivalents at
 beginning of period                          9,678          17,009
Cash and cash equivalents at
 end of period                             $  1,635        $  1,727

See accompanying Notes to the Consolidated Financial
Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 29, 1995, which has been derived from the audited consolidated balance sheet as of that date), and have been prepared by the
      Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 29, 1995 ("fiscal 1995"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for fiscal 1995. The results of operations for the twelve and twenty-four week periods ended October 14, 1995, may not be indicative of the results that may be expected for the fiscal year ending April 27, 1996 ("fiscal 1996").

Note 2. On August 23, 1994, the Company acquired all of the outstanding common stock of Rotelle, Inc. ("Rotelle"), a wholesale frozen food distributor headquartered near Philadelphia, Pennsylvania. The purchase price of the acquisition was $50.7 million. The Company accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of the acquisition. On April 3, 1995, the Company acquired certain assets and assumed certain contracts of the wholesale grocery division of Camellia Food Stores, Inc. ("Camellia"), a wholesale and retail food distributor headquartered in Norfolk, Virginia. As a result of that acquisition, the Company serves as a wholesale supplier to Camellia's 46 retail stores and most of the 120 independent retail stores that previously had been served by Camellia's wholesale division. The purchase price of the acquisition was approximately $7.1 million. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal 1995.

Note 3. Effective October 15, 1995 (the "Effective Time"), SR Acquisition, Inc., a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood"), was merged (the "Merger") with and into Super Rite Corporation ("Super Rite") pursuant to an Agreement and Plan of Reorganization, dated as of June 26, 1995, and amended as of October 13, 1995 (the "Agreement"), and a related Plan of Merger. As a result, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of common stock, no par value, $.01 stated value per share, of Super Rite ("Super Rite Common Stock") was converted into the right to acquire 1.0205 shares of common stock, no par value, of Richfood ("Richfood Common Stock"). Under the terms of the Agreement, Richfood issued 9,770,188 shares of Richfood Common Stock to the shareholders of Super Rite and outstanding options to acquire shares of Super Rite Common Stock were converted into options to acquire approximately 230,000 shares of Richfood Common Stock. The acquisition will be accounted for on a pooling-of-interests basis.

     Sales and net earnings of the separate companies, and their respective subsidiaries, for the twenty-four week period preceding the Effective Time, and the corresponding period in the prior fiscal year, are as follows:



                                          (Unaudited)
                                    Twenty-four weeks ended


                               October 14, 1995      October 15, 1994
                                        (Amounts in thousands)

    Sales
     Richfood Holdings, Inc.       $ 782,932            $  641,084
     Super Rite Corporation          703,863               691,833 (a)

    Net income
     Richfood Holdings, Inc.       $  12,903            $   10,172
     Super Rite Corporation            6,054                 5,921 (a)

     (a) Reflects operating results of Super Rite Corporation and subsidiaries for the twenty-six week period
          February 27, 1994 to August 27, 1994.

      The Company is in the process of conforming Super Rite's accounting standards to the Company's and when completed, the prior historical consolidated financial statements will be restated,in accordance with the pooling-of-interests method.

Note 4. In connection with the Merger, Super Rite, its directors and Richfood were named as defendants in a class action suit commenced in the Court of Chancery, County of New Castle, Delaware (the "Class Action"), entitled Harbor Finance Partners v. Alex Grass, David
      Gundling, John Ryder, Martin L. Grass, H. Irwin Levy, Neil Norry, Peter Vanderveen, Super Rite Corporation and Richfood Holdings, Inc., C.A. No. 14379. The claims in the Class Action were brought by a purported stockholder of Super Rite on behalf of a purported class of persons (the "Class") consisting of all stockholders of Super Rite, except the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. Among other things, the Class Action asserts that the Merger was unfair to the stockholders of Super Rite. The plaintiff did not attempt to obtain an injunction against consummation of the Merger and has not amended its initial complaint. Super Rite, Richfood and the other defendants believe that the plaintiff's allegations are factually inaccurate and without merit. If the plaintiff elects to pursue the Class Action, Super Rite, Richfood and the other defendants intend to defend themselves vigorously.

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

ITEM  2.    Management's Discussion and Analysis of  Financial
            Condition and Results of Operations

Recent Development

      As described in Note 3 to the Notes to Consolidated Financial Statements included herein, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of Super Rite Common Stock was converted into the right to acquire 1.0205 shares of Richfood Common Stock. Richfood issued 9,770,188 shares of Richfood Common Stock in the Merger, resulting in former Super Rite shareholders holding approximately 31 percent of the outstanding shares of Richfood Common Stock. The Agreement and the issuance of Richfood Common Stock in connection with the Merger were approved by the shareholders of Super Rite and Richfood at separate meetings held on October 12, 1995.

      Super Rite is a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operates a retail grocery division, consisting of ten METRO superstores in the Baltimore, Maryland and Dover, Delaware markets, and five BASICS supermarkets in metropolitan Baltimore. Super Rite will operate as a separate, wholly-owned subsidiary of Richfood. The combined company is expected to have annual net sales in excess of $3.0 billion and to serve over 1,700 retail grocery stores in the Mid-Atlantic region.

      Additional information with respect to the Merger is set forth in the Joint Proxy Statement/Prospectus included in Richfood's Registration Statement on Form S-4 (File No. 33-
62413), which is incorporated by reference herein.

Results of Operations

      Sales for the twelve week period ended October 14, 1995, were $387.2 million, an increase of $42.6 million, or 12.3%, compared to sales of $344.6 million for the twelve week period ended October 15, 1994. Sales for the twenty-four week period ended October 14, 1995, were $782.9 million, an increase of $141.8 million, or 22.1%, compared to sales of $641.1 million for the twenty-four week period ended October 15, 1994. These increases were primarily attributable to sales to former customers of the wholesale division of Camellia Food Stores, Inc., which was acquired by the Company in April 1995, and the inclusion of twenty-four weeks of Rotelle sales in the fiscal 1996 operating results, as compared to approximately eight weeks of Rotelle sales included in the second quarter of fiscal 1995.

      Gross margin was 8.80% for the twelve week period ended October 14, 1995, compared to 9.02% for the same period last year. Gross margin was 8.83% for the twenty-four week period ended October 14, 1995, compared to 8.72% for the twenty-four week period ended October 15, 1994.

     Operating and administrative expenses for the twelve week period ended October 14, 1995, were $23.4 million, or 6.03% of sales, compared to $21.7 million, or 6.31% of sales, for the twelve week period ended October 15, 1994. The decrease in operating and administrative expenses, as a percent of sales, was primarily due to the Company's continued focus on operating efficiency and cost control. Operating and administrative expenses for the twenty-four week period ended October 14, 1995, were $47.8 million, or 6.11% of sales, compared to $38.4 million, or 5.99% of sales, for the twenty-four week period ended October 15, 1994. The increase in operating and administrative expenses, as a percent of sales, for the twenty-four week period ended October 14, 1995, as compared to the twenty-four week period ended October 15, 1994, was primarily due to the inclusion of twenty-four weeks of operating expenses of Rotelle (which operates on a higher operating expense ratio than that of Richfood's principal operating subsidiary, Richfood, Inc.) in the twenty-four week period ended October 14, 1995, as compared to approximately eight weeks of Rotelle operating expenses included in the twenty-four week period ended October 15, 1994.

      Interest  expense  for the twelve and  twenty-four  week
periods ended October 14, 1995, was $0.9 million and $1.8 million, respectively, compared to interest expense of $1.3 million and $2.1 million, respectively, for the comparable periods of the prior fiscal year. The decrease is primarily due to lower average institutional borrowings in the current fiscal year periods.

      Interest  income  for  the twelve and  twenty-four  week
periods  ended  October 14, 1995, was $0.7  million  and  $1.4 million, respectively, the same as interest income for the corresponding periods of the prior fiscal year.

     The Company's effective income tax rate was 38.1% for the twelve and twenty-four week periods ended October 14, 1995, compared to 38.6% for the twelve and twenty-four week periods ended October 15, 1994.

Liquidity and Capital Resources

      Cash  and cash equivalents were $1.6 million at  October
14, 1995, compared to $9.7 million at April 29, 1995.

     Net cash provided by operating activities for the twenty-four week period ended October 14, 1995, was $2.8 million. This amount includes net earnings of $12.9 million and depreciation and amortization of $7.6 million, which were offset in part by seasonal changes in operating assets and liabilities, including receivables, inventory and accounts payable. The higher depreciation and amortization expense for the twenty-four week period ended October 14, 1995, compared to depreciation and amortization expense of $6.0 million for the same period last fiscal year, is primarily attributable to twenty-four weeks of Rotelle depreciation and amortization expense in the fiscal 1996 operating results, as compared to approximately eight weeks of Rotelle depreciation and amortization expense included in the second quarter of fiscal 1995. Working capital increased from $43.5 million at April 29, 1995, to $51.1 million at October 14, 1995. The ratio of current assets to current liabilities was 1.40 to 1 at October 14, 1995, compared to 1.36 to 1 at April 29, 1995.

      Net cash used for investing activities for the twenty-four week period ended October 14, 1995, included $3.7 million of capital expenditures and $8.0 million of loans issued to retailers, which were offset in part by $6.6 million of loan repayments by retailers. During the twenty-four week period ended October 15, 1994, net cash used for investing activities of $54.4 million included $50.8 million, net of cash acquired, to purchase Rotelle (see Note 2 to the Notes to Consolidated Financial Statements).

      Net cash used for financing activities of $2.6 million for the twenty-four week period ended October 14, 1995, consisted primarily of $1.6 million of net repayments on long-term debt obligations and $1.1 million of cash dividends paid on Richfood Common Stock. Net cash provided by financing activities during the twenty-four week period ended October 15, 1994 was $34.2 million, and included $35.1 million of net proceeds from long-term debt used primarily to finance the Rotelle acquisition (see Note 2 to the Notes to Consolidated Financial Statements).

      At the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood. See "Recent Development".

      The Company believes that it has the ability to continue to generate adequate capital for liquidity from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.
<page.

                 PART II - OTHER INFORMATION

Item 1 . Legal Proceedings

                See  Note  4  to  the  Notes  to  Consolidated
                Financial Statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

      The  Company held its Annual Meeting of Shareholders  on
October 12, 1995.  The following proposals   were submitted to
the shareholders:

     (1) To consider and to vote upon the Agreement with respect to the acquisition of Super Rite;

     (2) To elect 13 directors of Richfood to serve until the next annual meeting of shareholders; and

     (3) To ratify the appointment by the Board of Directors of KPMG Peat Marwick LLP to serve as independent auditors for the current fiscal year.

     Shareholders approved the Agreement, elected all nominees
for director and ratified the appointment of KPMG Peat Marwick
LLP.   The  number  of votes cast with respect  to  the  above
matters was as follows:


                                                   Withheld
                            For        Against    Authority     Abstain


Agreement and Plan of
Reorganization            15,893,740    14,166        -         136,570


Election of Directors

Donald   D.  Bennett      17,720,329      -         30,495        -
Roger L. Gregory          17,714,469      -         36,355        -
Grace E. Harris           17,714,354      -         36,470        -
John C. Jamison           17,260,379      -        490,445        -
Michael E. Julian, Jr.    17,623,559      -        127,275        -
G. Gilmer Minor, III      17,720,029      -         30,375        -
Claude  B.  Owen,  Jr.    17,597,229      -        153,595        -
John F. Rotelle           17,616,288      -        134,536        -
Albert F. Sloan           17,597,129      -        153,695        -
John E. Stokely           17,715,329      -         35,495        -
George   H.  Thomazin     17,597,229      -        153,595        -
James   E.  Ukrop         17,720,329      -         30,495        -
Edward   Villanueva       17,621,588      -        129,236        -


KPMG Peat Marwick LLP
as Independent Auditors   17,726,563     5,891         -      18,380


No other business came before the meeting.

               ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 2.1 - Agreement and Plan of Reorganization, dated
                    June 26, 1995, by and between Richfood Holdings,
                    Inc. and Super Rite Corporation (incorporated herein by reference to Richfood's Joint Proxy
                    Statement/Prospectus dated September 7, 1995, and filed with the Securities and Exchange Commission on September 7, 1995, as part of Richfood's
                    Registration Statement on Form S-4(File No. 33-62413))

     Exhibit 2.2 -  Amendment, dated as of October 13, 1995, to the Agreement and Plan of Reorganization by and between Richfood Holdings,Inc. and Super Rite Corporation (filed as exhibit 2.2 to Richfood's Current Report on Form 8-K dated October
                    15, 1995, and incorporated by reference herein)

     Exhibit 2.3 -  Plan of Merger (incorporated by reference to
                    Richfood's Joint Proxy Statement/Prospectus,
                    dated September 7, 1995, and filed with the
                    Securities and Exchange Commission on September 7, 1995, in connection with Richfood's Registration Statement on Form S-4 (File No. 33-62413))

    Exhibit 11.1 -  Earnings Per Share Computation

                   (a) for the twelve week periods ended October
                       14, 1995 and October 15, 1994.

                   (b) for the twenty-four week periods ended
                       October 14, 1995 and October 15, 1994.

     Exhibit 27.1   - Financial Data Schedule

 (b)   Reports on Form 8-K

                      None

                         SIGNATURES

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RICHFOOD HOLDINGS, INC.



   Date:  November 28, 1995
                                    By /s/  John E. Stokely
                                    John E. Stokely
                                    President & Chief
                                    Operating Officer



   Date:  November 28, 1995         By /s/ J. Stuart Newton
                                    J. Stuart Newton
                                    Senior Vice President
                                    and Chief Financial Officer

                        EXHIBIT INDEX


Exhibit                                                            Page

    Exhibit 2.1 - Agreement and Plan of Reorganization, dated
                  June 26, 1995, by and between Richfood Holdings, Inc. and Super Rite Corporation (incorporated herein by reference to Richfood's Joint Proxy Statement/Prospectus dated September 7, 1995, and filed with the Securities and Exchange Commission on September 7, 1995, as part of Richfood's Registration Statement on Form S-4 (File No. 33-62413))

    Exhibit 2.2 - Amendment, dated as of October 13, 1995, to
                  the Agreement and Plan of Reorganization by and between Richfood Holdings,Inc. and Super Rite Corporation (filed as exhibit 2.2 to Richfood's Current Report on Form 8-K dated October
                  15, 1995, and incorporated by reference herein)

    Exhibit 2.3 - Plan of Merger (incorporated by reference to
                  Richfood's Joint Proxy Statement/Prospectus,
                  dated September 7, 1995, and filed with the
                  Securities and Exchange Commission on September 7, 1995, in connection with Richfood's Registration Statement on Form S-4 (File No. 33-62413))

   Exhibit 11.1 - Earnings Per Share Computation

                  (a) for the twelve week periods ended October
                      14, 1995 and October 15, 1994.

                  (b) for the twenty-four week periods ended
                      October 14, 1995 and October 15, 1994.

   Exhibit 27.1 - Financial Data Schedule