Form 10-Q
period 1996-01-06
RICHFOOD HOLDINGS INC
filed 1996-02-20
CIK 819632

13




             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D. C. 20549

                          FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES  EXCHANGE ACT OF 1934
     For the quarterly period ended January 6, 1996.

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

The number of shares outstanding of the Registrant's common stock as of February 14, 1996 was as follows:

    Common Stock, without par value:   31,273,279 shares.


                     Page 1 of 15 pages.
              Exhibit Index appears on page 13.

               PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
   (Dollar amounts in thousands, except per share data)


                                          (Unaudited)
                                     Third  Quarter Ended

                                January 6,              January 7,
                                  1996                    1995
                               (12 Weeks)  %            (12 Weeks)    %

Sales                          $ 766,802  100.00       $  757,228  100.00
Costs and expenses, net:
  Cost of goods sold             691,071   90.12          681,176   89.96
  Operating and adminis-
    trative expenses              53,831    7.02           55,286    7.30
  Merger and integration costs    11,993    1.57             --       --
  Interest expense                 3,020    0.39            4,418    0.58
  Interest income                   (782)  (0.10)            (783)  (0.10)

Earnings before income taxes
  and extraordinary item           7,669    1.00           17,131    2.26

Income taxes                       3,895    0.51            7,045    0.93

Earnings before extraordinary
  item                             3,774    0.49           10,086    1.33

Extraordinary item, net of tax     1,002    0.13             --       --

Net earnings                   $   2,772    0.36       $   10,086    1.33


Earnings per common share:

  Before extraordinary item    $     .12               $     .32
  Extraordinary item                (.03)                     --

  Net earnings                 $     .09               $     .32


Cash dividends declared
  per common share             $    0.03               $    0.025


Average common shares
  outstanding                 31,238,018               31,143,963

See accompanying Notes to the Consolidated Financial
Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
    (Dollar amounts in thousands, except per share data)



                                           (Unaudited)
                                           Year-to-Date

                                 January 6,              January 7,
                                    1996                   1995
                                 (36 Weeks)  %          (36 Weeks)    %

Sales                          $ 2,251,312  100.00   $  2,090,145  100.00
Costs and expenses, net:
  Cost of goods sold             2,029,874   90.16      1,878,912   89.89
  Operating and adminis-
    trative expenses               160,425    7.13        153,174    7.33
  Merger and integration costs      11,993    0.53           --       --
  Interest expense                   9,887    0.44         13,074    0.63
  Interest income                   (2,281)  (0.10)        (2,105)  (0.10)

Earnings before income taxes
  and extraordinary item            41,414    1.84         47,090    2.25
Income taxes                        17,625    0.78         19,491    0.93

Earnings before extraordinary
  item                              23,789    1.06         27,599    1.32

Extraordinary item, net of tax       1,002    0.05           --       --

Net earnings                   $    22,787    1.01         27,599    1.32


Earnings per common share:

  Before extraordinary item    $      .76              $      .89
  Extraordinary item                 (.03)                     --

  Net earnings                 $      .73              $      .89

Cash dividends declared
  per common share             $     0.09              $    0.075


Average common shares
  outstanding                  31,218,195               31,124,023

See accompanying Notes to the Consolidated Financial
Statements.

           RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands)


                                           January 6,         April 29,
                                             1996               1995
                                          (Unaudited)

Assets
Current assets:
 Cash and cash equivalents                $    4,149       $    29,381
 Receivables, less allowance for doubtful
   accounts of $2,982 and $3,667              97,959           107,651
 Inventories                                 165,923           147,005
 Other current assets                         23,754            20,302

Total current assets                         291,785           304,339

Notes receivable, less allowance for
 doubtful accounts of $1,619 and $1,077       28,352            26,988
Property and equipment, net                  122,929           130,261
Goodwill, net                                 75,188            79,732
Other assets                                  40,569            39,450

Total assets                              $  558,823        $  580,770


Liabilities and Stockholders' Equity
Current liabilities:
 Current installments of long-term debt
  and capital lease obligations          $     2,205        $  11,618
 Accounts payable                            178,806          162,189
 Accrued expenses and other current
  liabilities                                 59,923           62,844

Total current liabilities                    240,934          236,651

Long-term debt and capital lease
 obligations                                 114,299          166,913
Deferred credits and other                    21,385           19,710

Stockholders' equity:
 Preferred stock, without par value; authorized
  5,000,000 shares; none issued or outstanding  -                 -
 Common stock, without par value; authorized
  60,000,000 shares; issued and outstanding
  31,247,164  and 31,199,663                 64,826            63,978
 Retained earnings                          117,379            93,518

Total stockholders' equity                  182,205           157,496

Total liabilities and stockholders'
  equity                                 $  558,823        $  580,770

See accompanying Notes to the Consolidated Financial
Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Amounts in thousands)

                                                 (Unaudited)
                                                 Year-to-Date
                                         January 6,          January 7,
                                           1996                1995
                                         (36 Weeks)         (36 Weeks)

Operating activities:
 Net earnings                            $  22,787           $ 27,599
 Adjustments to conform the fiscal
  year ends of pooled companies:
   net earnings                              2,548               --
   non-cash components                       1,959               --

 Adjustments to reconcile net earnings
  to net cash
   provided by operating activities:
   Depreciation and amortization            20,363             18,637
   Provision for doubtful accounts           3,276              1,536
   Extraordinary item-loss on debt
    extinguishment, non-cash component         673                --
   Other, net                               (2,805)            (1,870)
   Changes in operating assets and liabilities:
    Receivables                              5,617            (12,685)
    Inventories                            (22,867)           (16,141)
    Other current assets                       729                371
    Accounts payable, accrued expenses
     and other liabilities                  19,427             22,850

 Net cash provided by operating activities  51,707             40,297

Investing activities:
 Purchases of property and equipment        (9,504)           (17,251)
 Business acquisition, net of cash acquired   --              (50,766)
 Issuance of notes receivable               (9,038)            (9,681)
 Collections on notes receivable             9,031              8,311
 Other, net                                 (3,823)             1,611

 Net cash used for investing activities    (13,334)           (67,776)

Financing activities:
 Net proceeds of (repayments on)
  long-term debt                           (62,027)            11,632
 Proceeds from issuance of common stock
  under employee stock incentive plans         431                 34
 Cash dividends paid on common stock        (2,009)            (1,514)

 Net cash provided by (used for)
  financing activities                     (63,605)            10,152

Net decrease in cash and cash equivalents  (25,232)           (17,327)

Cash and cash equivalents at beginning
 of period                                  29,381             21,088

Cash and cash equivalents at
 end of period                          $    4,149         $    3,761

See accompanying Notes to the Consolidated Financial
Statements.

          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 29, 1995, which has been derived from the audited consolidated balance sheet as of that date and restated for the effect of the Super Rite Corporation ("Super Rite") acquisition accounted for as a pooling-of-interests, see Note 3), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 29, 1995 ("fiscal 1995"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Richfood Holdings, Inc., included in its Annual Report on Form 10-K for fiscal year 1995, and the consolidated financial statements and notes thereto of Super Rite, included in its Annual Report on Form 10-K for the fiscal year ended March 4, 1995. The results of operations for the twelve and thirty-six week periods ended January 6, 1996, may not be indicative of the results that may be expected for the fiscal year ending April 27, 1996 ("fiscal 1996").

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

Note 3. Effective October 15, 1995 (the "Effective Time"), SR Acquisition, Inc., a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood"), was merged (the "Merger") with and into Super Rite pursuant to an Agreement and Plan of Reorganization, dated as of June 26, 1995, and amended as of October 13, 1995 and February 6, 1996 (the "Agreement"), and a related Plan of Merger. As a result, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of common stock, no par value, $.01 stated value per share, of Super Rite was converted into the right to receive 1.0205 shares of common stock, no par value, of Richfood. Under the terms of the Agreement, Richfood issued 9,770,188 shares of Richfood common stock to the shareholders of Super Rite, and all outstanding options to acquire shares of Super Rite common stock were converted into options to acquire approximately 230,000 shares of Richfood common stock. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts of Super Rite. The fiscal 1995 third quarter and year-to-date consolidated financial statements presented, which present twelve and thirty-six weeks, include thirteen weeks and thirty-nine weeks, respectively, of Super Rite's financial information. Richfood has conformed certain of Super Rite's accounting methods to the Company's in conjunction with the restatement of the prior historical consolidated financial statements, in accordance with the pooling-of-interests method.

Note 3. continued

      Super Rite previously used the fiscal year ending on the Saturday closest to February 29th or March 1st for financial reporting purposes. In order to conform to Richfood's fiscal year, Super Rite's net earnings of $2.5 million for the eight week period from March 4, 1995 to April 29, 1995, have been reflected as a direct adjustment to retained earnings.

      Sales and net earnings of the separate companies, and their respective subsidiaries, for the twenty-four week period preceding the Effective Time and the comparable prior year period, and for the thirty-six week period ended January 7, 1995 are as follows:

      (Dollar amounts in thousands)
                                               (Unaudited)
                                  October 14,   October 15,  January 7,
                                     1995          1994         1995
                                  (24 Weeks)    (24 Weeks)    (36 Weeks)

      Sales:
        Richfood Holdings, Inc.  $  782,932   $   641,084   $  1,021,542
        Super Rite Corporation      703,863       691,833(a)   1,068,603(b)
                                 $1,486,795   $ 1,322,917   $  2,090,145

      Net earnings:
        Richfood Holdings, Inc.  $   12,903   $    10,172   $     16,603
        Super Rite Corporation        6,054         5,921(a)       9,191(b)
        Adjustments to conform
         certain of  Super Rite's
          accounting methods          1,070         1,320         1,805
                                 $   20,027   $    17,413   $    27,599


      (a)  Reflects operating results of Super Rite
           Corporation and subsidiaries for the twenty-six week period from February 27, 1994 to August 27, 1994.

      (b)  Reflects operating results of Super Rite
           Corporation and subsidiaries for the thirty-nine week period from February 27, 1994 to November 26, 1994.

      Adjustments to conform certain of Super Rite's methods of accounting to those used by Richfood primarily relate to accounting for inventory, pre-opening and closed-store expenses, insurance and certain other operating expenses.

Note 4. The Company is party to legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or business.

ITEM  2.    Management's Discussion and Analysis of  Financial
            Condition and Results of Operations.

Recent Acquisition

      As described in Note 3 to the Notes to the Consolidated Financial Statements included herein, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of Super Rite common stock was converted into the right to receive 1.0205 shares of Richfood common stock. Richfood issued 9,770,188 shares of Richfood common stock in the Merger, resulting in former Super Rite shareholders holding approximately 31 percent of the outstanding shares of Richfood common stock. The Agreement and the issuance of Richfood common stock in connection with the Merger were approved by the shareholders of Super Rite and Richfood at separate meetings held on October 12, 1995.

      Super Rite is a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operates a retail grocery division, consisting of ten superstores in the Baltimore, Maryland and Dover, Delaware markets operating under the METRO tradename, and five supermarkets in metropolitan Baltimore, Maryland operating under the BASICS tradename. Super Rite operates as a separate, wholly-owned subsidiary of Richfood.

      Additional information with respect to the Merger is set forth in the Joint Proxy Statement/Prospectus included in Richfood's Registration Statement on Form S-4 (File No. 33-
62413) which is incorporated by reference herein.

Results of Operations

      Sales for the twelve week period ended January 6, 1996 were $766.8 million, an increase of $9.6 million, or 1.3%, compared to sales of $757.2 million for the same period last fiscal year. The Company's operating results for the third quarter of fiscal 1996 include twelve weeks of operations for Super Rite, as compared to thirteen weeks in the third quarter of fiscal 1995. On a pro forma basis, excluding the additional week in the prior year period for Super Rite, sales would have increased 5.2%. This increase was primarily attributable to sales to former customers of the wholesale division of Camellia Food Stores, Inc. ("Camellia"), which was acquired by the Company in April 1995, and to sales to customers who have expanded their retail operations. Sales for the thirty-six week period ended January 6, 1996 were $2.25 billion, an increase of $161.2 million, or 7.7%, compared to sales of $2.09 billion for the same period last fiscal year. Fiscal 1996 year-to-date operating results include thirty-six weeks of operations for Super Rite, as compared to thirty-nine weeks in the fiscal 1995 year-to-date operating results. On a pro forma basis, excluding the effect of the additional weeks in the prior year-to-date period for Super Rite, sales would have increased 12.1%. This increase was primarily attributable to thirty-six weeks of Rotelle sales included in the fiscal 1996 year-to-date period, as compared to approximately twenty weeks of Rotelle sales included in the fiscal 1995 year-to-date period, and sales to former customers of Camellia.

      Gross margin was 9.88% for the twelve week period ended January 6, 1996 compared to 10.04% for the same period last fiscal year. Gross margin was 9.84% for the thirty-six week period ended January 6, 1996 compared to 10.11% for the same period last fiscal year. The decrease in gross margin is primarily the result of a greater percentage of Super Rite sales in lower-margin dry grocery product lines.

     Operating and administrative expenses for the twelve week period ended January 6, 1996 were $53.8 million, or 7.02% of sales, compared to $55.3 million, or 7.30% of sales, for the same period last fiscal year. Operating and administrative expenses for the thirty-six week period ended January 6, 1996 were $160.4 million, or 7.13% of sales, compared to $153.2 million, or 7.33% of sales, for the same period last fiscal year. The decrease in operating and administrative expenses, as a percent of sales, was primarily due to the Company's continued focus on operating efficiency and cost control and its commitment to realizing the synergies available from the Merger with Super Rite.

     The Company's operating results for the twelve and thirty-six week periods ended January 6, 1996 include a one-time charge for merger and integration costs of $12.0 million on a pre-tax basis, or $7.8 million on an after-tax basis, in connection with the Merger. This charge relates primarily to transaction costs associated with the Merger, severance costs
and   costs  related  to  the  conversion  of  certain  retail
locations to the METRO store format.

      Interest  expense  for the twelve  and  thirty-six  week
periods ended January 6, 1996 was $3.0 million and $9.9 million, respectively, compared to interest expense of $4.4 million and $13.1 million, respectively, for the same periods last fiscal year. The decrease is primarily due to lower average borrowings under revolving credit facilities and the repayment of certain long-term debt during the thirty-six week period ended January 6, 1996. The long-term debt repaid consisted of Super Rite's $25.0 million term loan facility and the early extinguishment of $9.7 million of Super Rite Foods, Inc.'s $75.0 million 10 5/8% Senior Subordinated Notes, due April 1, 2002 ("Senior Notes").

      Interest  income  for  the twelve  and  thirty-six  week
periods ended January 6, 1996 was $0.8 million and $2.3 million, respectively, as compared to interest income of $0.8 million and $2.1 million, respectively, for the same periods last fiscal year.

      The Company's effective income tax rate was 50.8% and 42.6% for the twelve and thirty-six week periods ended January 6, 1996, respectively, compared to 41.1% and 41.4%, respectively, for the same periods last fiscal year. The higher effective tax rate for the third quarter of fiscal 1996 is attributable to the nondeductible nature of the merger and integration costs associated with the Merger.

      The extraordinary item, net of tax, of $1.0 million for the twelve week period ended January 6, 1996 related to the repurchase, at market prices above par, of $9.7 million principal amount of the Senior Notes and is comprised of (i) the amount paid in excess of their par value, and (ii) the write-off of related deferred financing costs. The Company expects to continue to repurchase Senior Notes, from time-to-time, when the market prices are economically beneficial in relation to the Company's cost of funds. In addition, the Company expects to call the Senior Notes for redemption as of April 1, 1997, the first permitted redemption date, at their redemption price of 105.31% of par.

      Net earnings for the twelve and thirty-six week periods ended January 6, 1996 were $2.8 million, or $0.09 per share, and $22.8 million, or $0.73 per share, respectively. Excluding the effects of the one-time merger and integration costs and the extraordinary item related to the early extinguishment of the Senior Notes, net earnings for the twelve and thirty-six week periods ended January 6, 1996 were $11.6 million, or $0.37 per share, and $31.6 million, or $1.01 per share, respectively. Net earnings, excluding the effects of the one-time charge and the extraordinary item, represent a 14.7% and 14.4% increase, respectively, over net earnings of $10.1 million and $27.6 million for the same periods last fiscal year.

Liquidity and Capital Resources

     Cash and cash equivalents were $4.1 million at January 6, 1996, compared to $29.4 million at April 29, 1995.

     Net cash provided by operating activities for the thirty-six week period ended January 6, 1996 was $51.7 million. This amount includes net earnings of $22.8 million, adjustments to conform the fiscal year ends of pooled companies, including net earnings of $2.5 million and non-cash components of $2.0 million, depreciation and amortization of $20.4 million,
and  the effects   of   seasonal  changes  in  operating
assets   and liabilities,  including inventory and accounts
payable.   The adjustments  to  conform the fiscal year ends
of the pooled companies consist of Super Rite's net earnings for the eight week period between its March 4, 1995 fiscal year end and Richfood's April 29, 1995 fiscal year end and certain non-cash components of net earnings, primarily consisting of depreciation and amortization, for the same period. The higher depreciation and amortization expense for the thirty-six week period ended January 6, 1996, compared to depreciation and amortization expense of $18.6 million for the
same   period  last  fiscal  year  is  primarily  related   to
incremental  depreciation expense resulting from  fiscal  1995
capital   expenditures  and   thirty-six  weeks   of   Rotelle
depreciation and amortization expense in the fiscal 1996 year-to-date operating results, as compared to approximately twenty
weeks   of  Rotelle  depreciation  and  amortization   expense
included in the fiscal 1995 year-to-date operating results. Fiscal 1995 capital expenditures primarily consisted of the leasehold improvements and equipment relating to the addition of three new METRO superstores.

     Working capital decreased from $67.7 million at April 29, 1995 to $50.9 million at January 6, 1996. The ratio of current assets to current liabilities was 1.21 to 1 at January 6, 1996, compared to 1.29 to 1 at April 29, 1995. This decrease primarily relates to a reduction in cash and cash equivalents which were utilized during the third quarter of fiscal 1996 to reduce long-term debt.

     Net cash used for investing activities for the thirty-six week period ended January 6, 1996 included $9.5 million of capital expenditures and $9.0 million of loans issued to retailers, which were offset by $9.0 million of loan repayments by retailers. During the thirty-six week period ended January 7, 1995, net cash used for investing activities of $67.8 million included $50.8 million, net of cash acquired, to purchase Rotelle (see Note 2 to the Consolidated Financial Statements).

      Net cash used for financing activities of $63.6 million for the thirty-six week period ended January 6, 1996 consisted primarily of $62.0 million of net repayments on long-term debt obligations. The $62.0 million of net repayments primarily related to the payoff of certain Super Rite long-term debt, including the $25.0 million revolving credit facility, the $25.0 million term loan facility and the early extinguishment of $9.7 million of the Senior Notes.

      The Company believes that it has the ability to continue to generate adequate capital for liquidity from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

                 PART II - OTHER INFORMATION


               ITEM 6. Exhibits and Reports on Form 8-K.

 (a)   Exhibits

  Exhibit 2.1 - Agreement and Plan of Reorganization, dated June 26, 1995, by and between Richfood Holdings, Inc. and Super Rite Corporation (incorporated herein by reference to Richfood's Joint Proxy Statement/Prospectus dated September 7, 1995 and filed with the Securities and Exchange Commission on September 7, 1995, as part of Richfood's Registration Statement on Form S-4 (File No. 33-62413))

  Exhibit 2.2 - Amendment No. 1, dated October 13, 1995, to the Agreement and Plan of Reorganization by and between Richfood Holdings, Inc. and Super Rite Corporation (filed as exhibit 2.2 to Richfood's Current Report on Form 8-K dated October 15, 1995, and incorporated herein by reference)

  Exhibit 2.3 - Plan of Merger (incorporated herein by reference to Richfood's Joint Proxy Statement/Prospectus dated September 7, 1995 and filed with the Securities and Exchange Commission on September 7, 1995, as part of Richfood's Registration Statement on Form S-4 (File No. 33-62413))

  Exhibit 2.4    -  Amendment No. 2, dated February
           6, 1996 and effective as of October 15, 1995, to the Agreement and Plan of Reorganization by and between Richfood Holdings, Inc. and Super Rite
           Corporation.

  Exhibit 11.1 -  Earnings Per Share Computation

                 (a) for the twelve week periods ended January
                     6, 1996 and January 7, 1995.

                 (b) for the thirty-six week periods ended
                     January 6, 1996 and January 7, 1995.

  Exhibit 27.1   - Financial Data Schedule

(b)  Reports on Form 8-K

           1. Current Report on Form 8-K, dated October 15, 1995, reporting (under Item 2 thereof) consummation of the Merger.

           2. Current Report on Form 8-K, dated November 30, 1995, reporting (under Item 5 thereof) certain financial results for the thirty day period following consummation of the Merger.

                         SIGNATURES

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RICHFOOD HOLDINGS, INC.



   Date:  February 20, 1996         By/s/ John E. Stokely
                                     John E. Stokely
                                     President & Chief
                                     Operating Officer



   Date:  February 20, 1996         By/s/ J. Stuart Newton
                                     J. Stuart Newton
                                     Senior Vice President
                                     and Chief Financial Officer

                        EXHIBIT INDEX


Exhibit                                                Page


  Exhibit 2.1 -   Agreement and Plan of
           Reorganization, dated June 26, 1995, by
           and between Richfood Holdings, Inc. and
           Super Rite Corporation (incorporated
           herein by reference to Richfood's Joint
           Proxy Statement/Prospectus dated
           September 7, 1995 and filed with the
           Securities and Exchange Commission on
           September 7, 1995, as part of Richfood's
           Registration Statement on Form S-4 (File
           No. 33-62413))

  Exhibit 2.2    -  Amendment No. 1, dated October
           13, 1995, to the Agreement and Plan of
           Reorganization by and between Richfood
           Holdings, Inc. and Super Rite
           Corporation (filed as exhibit 2.2 to
           Richfood's Current Report on Form 8-K
           dated October 15, 1995, and incorporated herein by reference)

  Exhibit 2.3    -  Plan of Merger (incorporated
           herein by reference to Richfood's Joint
           Proxy Statement/Prospectus dated
           September 7, 1995 and filed with the
           Securities and Exchange Commission on
           September 7, 1995, as part of
           Richfood's Registration Statement on
           Form S-4 (File No. 33-62413))

  Exhibit 2.4    -  Amendment No. 2,
           dated February 6, 1996 and effective
           as of October 15, 1995, to the
           Agreement and Plan of Reorganization
           by and between Richfood Holdings, Inc.
           and Super Rite Corporation.

  Exhibit 11.1 -  Earnings Per Share Computation

                  (a) for the twelve week periods ended January
                      6, 1996 and January 7, 1995.

                  (b)  for the thirty-six week periods ended
                       January 6, 1996 and January 7, 1995.

 Exhibit 27.1   - Financial Data Schedule