Form 10-Q/A
period 1996-01-06
RICHFOOD HOLDINGS INC
filed 1996-03-19
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A1

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 6, 1996.

                                                             OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to __________________.

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

                                                              .
Explanatory Note:

This Form 10-Q/A1 amends the quarterly report that was filed on February 20, 1996. This Form 10-Q/A1 reflects additional adjustments to conform certain of Super Rite Corporation's accounting practices and methods to those of the Company.



                                                     Page 1 of 12 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

                                                     (Unaudited)
                                                Third  Quarter Ended

                                   January 6,                January 7,
                                      1996                      1995
                                   (12 Weeks)        %       (12 Weeks)        %
                                   ----------        -       ----------       --

Sales                              $ 766,802      100.00     $  756,873     100.00
Costs and expenses, net:
     Cost of goods sold              691,071       90.12        681,629      90.06
     Operating and adminis-
          trative expenses            53,831        7.02         54,478       7.20
     Merger and integration costs     11,993        1.57             --         --
     Interest expense                  3,020        0.39          4,418       0.58
     Interest income                    (782)      (0.10)          (783)     (0.10)
                                     --------      ------      ---------     ------

Earnings before income taxes
     and extraordinary loss            7,669        1.00         17,131       2.26

Income taxes                           3,895        0.51          7,045       0.93
                                    ---------       ----       --------       ----

Earnings before extraordinary
      loss                             3,774        0.49         10,086       1.33

Extraordinary loss, net of tax         1,002        0.13             --         --
                                    --------        ----        --------      ----          -------

Net earnings                        $  2,772        0.36       $ 10,086       1.33
                                    ========        ====        ========       ====


Earnings per common share:

  Before extraordinary loss        $     .12                   $    .32
  Extraordinary loss                     .03                        --
                                  -----------                   --------

  Net earnings                     $     .09                   $    .32
                                  ==========                    ========


Cash dividends declared
     per common share              $     .03                   $   .025
                                  ==========                    ========


Average common shares
     outstanding                  31,238,018                 31,143,963
                                  ==========                 ===========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------


                                                          (Unaudited)
                                                         Year-to-Date


                                   January 6,                     January 7,
                                      1996                           1995
                                   (36 Weeks)        %            (36 Weeks)        %
                                   ----------        -            ----------       --
Sales                            $ 2,251,312      100.00        $  2,089,081     100.00
Costs and expenses, net:
     Cost of goods sold            2,029,874       90.16           1,880,272      90.00
     Operating and adminis-
          trative expenses           160,425        7.13             150,750       7.22
  Merger and integration costs        11,993        0.53                  --         --
     Interest expense                  9,887        0.44              13,074       0.63
     Interest income                  (2,281)      (0.10)             (2,105)     (0.10)
                                   ----------      ------      --------------     ------

Earnings before income taxes
     and extraordinary loss           41,414        1.84              47,090       2.25
Income taxes                          17,625        0.78              19,491       0.93
                                   ---------        ----       -------------       ----

Earnings before extraordinary
      loss                            23,789        1.06              27,599       1.32

Extraordinary loss,  net of tax        1,002        0.05                  --         --
                                   ---------        ----       --------------    -------

Net earnings                      $   22,787        1.01       $      27,599       1.32
                                   =========        ====       =============       ====


Earnings per common share:

  Before extraordinary loss       $     .76                      $      .89
  Extraordinary loss                    .03                              --
                                 ----------                    ------------

  Net earnings                    $     .73                      $      .89
                                  =========                      ==========

Cash dividends declared
     per common share            $    .085                       $    .075
                                 =========                       =========


Average common shares
     outstanding                31,218,195                      31,124,023
                                ==========                     ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (Dollar amounts in thousands)


--------------------------------------------------------------------------------------------------
                                                                      January 6,        April 29,
                                                                           1996              1995
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                      $      4,149    $     29,381
    Receivables, less allowance for doubtful
         accounts of $2,982 and $3,667                                    97,959         107,651
    Inventories                                                          165,923         147,005
    Other current assets                                                  23,754          20,302
                                                                   -------------    ------------

Total current assets                                                     291,785         304,339
                                                                    ------------     -----------

Notes receivable, less allowance for
    doubtful accounts of $1,619 and $1,077                                28,352          26,988
Property and equipment, net                                              122,929         130,261
Goodwill, net                                                             75,188          79,732
Other assets                                                              40,569          39,450
                                                                    ------------   -------------

Total assets                                                          $  558,823      $  580,770
                                                                      ==========      ==========


Liabilities and Stockholders' Equity Current liabilities:
    Current installments of long-term debt
         and capital lease obligations                               $    11,205    $     11,618
    Accounts payable                                                     178,806         162,189
    Accrued expenses and other current
         liabilities                                                      54,831          57,752
                                                                     -----------     -----------

Total current liabilities                                                244,842         231,559
                                                                      ----------      ----------

Long-term debt and capital lease
    obligations                                                          105,299         166,913
Deferred credits and other                                                23,643          21,968

Stockholders' equity:
    Preferred stock, without par value; authorized
         5,000,000 shares; none issued or outstanding                     -                -
    Common stock, without par value; authorized
         60,000,000 shares; issued and outstanding
         31,247,164  and 31,199,663                                       64,826          63,978
    Retained earnings                                                    120,213          96,352
                                                                     -----------    ------------

Total stockholders' equity                                               185,039         160,330
                                                                     -----------     -----------

Total liabilities and stockholders' equity                            $  558,823      $  580,770
                                                                      ==========      ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

-----------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                                           Year-to-Date
                                                                     January 6,       January 7,

                                                                           1996             1995
                                                                      (36 Weeks)       (36 Weeks)
------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                       $  22,787        $ 27,599
    Adjustments to conform the fiscal year ends
           of pooled companies:  net earnings                              2,548              --
                                 non-cash components                       1,959              --

    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                     20,363          18,637
        Provision for doubtful accounts                                    3,276           1,536
        Extraordinary loss on debt extinguishment,
          non-cash component                                                 673              --
        Other, net                                                        (2,805)         (1,870)
           Changes in operating assets and liabilities:
          Receivables                                                      5,617         (12,685)
          Inventories                                                    (22,867)        (16,141)
          Other current assets                                               729             371
          Accounts payable, accrued expenses
                and other liabilities                                     19,427          22,850
                                                                      ----------       ---------

    Net cash provided by operating activities                             51,707           40,297
                                                                      ----------        ---------

Investing activities:
    Purchases of property and equipment                                   (9,504)        (17,251)
    Business acquisition, net of cash acquired                                --         (50,766)
    Issuance of notes receivable                                          (9,038)         (9,681)
    Collections on notes receivable                                        9,031           8,311
    Other, net                                                            (3,823)          1,611
                                                                     -------------    ----------

     Net cash used for investing activities                              (13,334)        (67,776)
                                                                      -----------       ---------

Financing activities:
    Net proceeds of (repayments on) long-term debt                       (62,027)         11,632
    Proceeds from issuance of common stock
         under employee stock incentive plans                                431              34
    Cash dividends paid on common stock                                   (2,009)         (1,514)
                                                                      -----------      ----------

    Net cash provided by (used for)
         financing activities                                            (63,605)         10,152
                                                                       ----------      ---------

Net decrease in cash and cash equivalents                                (25,232)        (17,327)

Cash and cash equivalents at beginning of period                          29,381          21,088
                                                                      ----------      ----------

Cash and cash equivalents at end of period                            $    4,149      $    3,761
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

Note 3. Effective October 15, 1995 (the "Effective Time"), SR Acquisition, Inc., a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood"), was merged (the "Super Rite Acquisition") with and into Super Rite pursuant to an Agreement and Plan of Reorganization, dated as of June 26, 1995, and amended as of October 13, 1995 and February 6, 1996 (the "Agreement"), and a related Plan of Merger. As a result, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of common stock, no par value, $.01 stated value per share, of Super Rite was converted into the right to receive 1.0205 shares of common stock, no par value, of Richfood. Under the terms of the Agreement, Richfood issued 9,770,188 shares of Richfood common stock to the shareholders of Super Rite, and all outstanding options to acquire shares of Super Rite common stock were converted into options to acquire approximately 230,000 shares of Richfood common stock. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts of Super Rite. The fiscal 1995 third quarter and year-to-date consolidated financial statements presented, which present twelve and thirty-six weeks, include thirteen weeks and thirty-nine weeks, respectively, of Super Rite's financial information. Richfood has conformed certain of Super Rite's accounting practices and methods to its own in conjunction with the restatement of the prior historical consolidated financial statements in accordance with the pooling-of-interests method.

           Super Rite previously used the fiscal year ending on the Saturday closest to February 29th or March 1st for financial reporting purposes. In order to conform to Richfood's fiscal year, Super Rite's net earnings of $2.5 million on sales of $228.1 million for the eight week period from March 4, 1995 to April 29, 1995 have been reflected as a direct adjustment to retained earnings.

           Sales and  net  earnings  of  the  separate   companies,   and  their
           respective subsidiaries, for the twenty-four week period preceding the Effective Time and the comparable prior year period, and for the thirty-six week period ended January 7, 1995 are as follows:

           (Amounts in thousands)
                                                          (Unaudited)
                                          October 14,     October 15,      January 7,
                                             1995            1994             1995
                                        (24 Weeks)        (24 Weeks)      (36 Weeks)
          --------------------------------------------------------------------------
           Sales:
               Richfood Holdings, Inc. $    782,932   $    641,084       $  1,021,542
               Super Rite Corporation       703,244        691,833(a)       1,068,603(b)
               Adjustments to conform
               certain of Super Rite's
               accounting practices
               and methods                   (1,666)          (709)            (1,064)
                                      -------------    ------------      ------------
            Combined                    $ 1,484,510    $ 1,332,208       $  2,089,081
                                        ===========    ===========       ============

           Net earnings:
               Richfood Holdings, Inc.$      12,903    $    10,172             16,603
               Super Rite Corporation         6,054          5,921(a)           9,191(b)
               Adjustments to conform
               certain of  Super Rite's
               accounting practices
               and  methods                   1,070          1,320              1,805
                                    ---------------  -------------     -------------
            Combined                  $      20,027    $    17,413       $     27,599
                                      =============  =============     ==============

          (a) Reflects operating results of Super Rite Corporation and subsidiaries for the twenty-six week period from February 27, 1994 to August 27, 1994.

           (b) Reflects operating results of Super Rite Corporation and subsidiaries for the thirty-nine week period from February 27, 1994 to November 26, 1994.

           Adjustments to conform certain of Super Rite Corporation's accounting practices and methods to those of Richfood primarily relate to the accounting for inventories, pre-opening and closing expenses, insurance and certain other operating expenses.

Note 4. The extraordinary loss, net of tax, of $1.0 million for the twelve and thirty-six week periods ended January 6, 1996 primarily related to the repurchase, at market prices above par, of approximately $9.7 million principal amount of Super Rite 10 5/8% Senior Subordinated Notes ("Senior Notes") and is comprised of (i) the amount paid in excess of their par value, and (ii) the write-off of related deferred financing costs. The Company expects to continue to repurchase Senior Notes, from time to time, when market prices therefor are economically beneficial in relation to the Company's cost of funds. In addition, the Company expects to call the Senior Notes for redemption on April 1, 1997, the first permitted redemption date, at their redemption price of 105.31% of par.

Note 5. The Company is party to legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or operations.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Acquisition

         As described in Note 3 to the Notes to the Consolidated Financial Statements included herein, at the Effective Time, Super Rite became a wholly-owned subsidiary of Richfood and each outstanding share of Super Rite common stock was converted into the right to receive 1.0205 shares of Richfood common stock. Richfood issued 9,770,188 shares of Richfood common stock in the Super Rite Acquisition, resulting in former Super Rite shareholders holding approximately 31 percent of the outstanding shares of Richfood common stock. The Agreement and the issuance of Richfood common stock in connection with the Super Rite Acquisition were approved by the shareholders of Super Rite and Richfood at separate meetings held on October 12, 1995.

         Super Rite is a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operates a retail grocery division, consisting of eleven "superstores" in the Baltimore, Maryland and Dover, Delaware markets operating under the METRO tradename, and six supermarkets in metropolitan Baltimore, Maryland operating under the BASICS tradename. Super Rite operates as a separate, wholly-owned subsidiary of Richfood.

         Additional information with respect to the Super Rite Acquisition is set forth in the Joint Proxy Statement/Prospectus included in Richfood's Registration Statement on Form S-4 (File No. 33-62413) which is incorporated by reference herein.

Results of Operations

         Sales for the twelve week period ended January 6, 1996, of $766.8 million consisted of $729.1 million of wholesale grocery sales, including intersegment sales of $35.2 million, and $72.9 million of retail grocery sales. Wholesale grocery sales of $729.1 million increased $6.6 million, or 0.9%, as compared to sales of $722.5 million for the same period last fiscal year. Excluding the additional week in the fiscal 1995 third quarter for Super Rite, wholesale grocery sales would have increased $32.9 million, or 4.7%. The increase was primarily attributable to: sales to former customers of the wholesale division of Camellia Food Stores, Inc. ("Camellia"), which was acquired by the Company in April 1995; sales to new customers at Super Rite; and sales to customers who expanded their retail operations. Retail grocery sales of $72.9 million decreased $3.0 million, or 3.9%, compared to sales of $75.9 million for the same period last fiscal year. Excluding the additional week in the fiscal 1995 third quarter for Super Rite, retail grocery sales would have increased $2.8 million, or 4.1%. The increase was primarily attributable to effect of increased sales from three METRO stores opened between September 1994 and September 1995, offset in part by the loss of sales from the closing of two BASICS stores in the fourth quarter of fiscal 1995.

         Sales for the thirty-six week period ended January 6, 1996, of $2.25 billion consisted of $2.14 billion of wholesale grocery sales, including intersegment sales of $101.8 million, and $211.0 million of retail grocery sales. Wholesale grocery sales of $2.14 billion increased $146.8 million, or 7.4% over sales of $2.00 billion for the same period last fiscal year. Excluding the three additional weeks in the fiscal 1995 year to date period for Super Rite, wholesale grocery sales would have increased $221.7 million, or 11.5%. This increase in wholesale grocery sales was primarily attributable to: thirty-six weeks of Rotelle sales in the fiscal 1996 year to date period, as compared to twenty weeks of Rotelle sales included in the fiscal 1995 year to date period; sales to new customers served as a result of the Company's acquisition of the wholesale division of Camellia; sales to new customers of Super Rite; and sales to customers who expanded their retail operations. Retail grocery sales of $211.0 million decreased $9.9 million, or 4.5%, from sales of $220.8 million for the same period last fiscal year. Excluding the three additional weeks in the fiscal 1995 year to date period for Super Rite, retail grocery sales would have increased $7.2 million, or 3.5%. This increase in retail grocery sales was primarily attributable to the effect of increased sales from five METRO stores opened between March 1994 and September 1995, which was partially offset by the loss of sales from the closing of two BASICS stores in the fourth quarter of fiscal 1995.

         Gross margin was 9.88% for the twelve week period ended January 6, 1996, compared to 9.94% for the same period last fiscal year. Gross margin was 9.84% for the thirty-six week period ended January 6, 1996 compared to 10.00% for the same period last fiscal year. The decrease in gross margin is primarily the result of increased sales by Super Rite in lower-margin dry grocery product lines.

         Operating and administrative expenses for the twelve week period ended January 6, 1996, were $53.8 million, or 7.02% of sales, compared to $54.5 million, or 7.20% of sales, for the same period last fiscal year. Operating and administrative expenses for the thirty-six week period ended January 6, 1996, were $160.4 million, or 7.13% of sales, compared to $150.8 million, or 7.22% of sales, for the same period last fiscal year. The decrease in operating and administrative expenses as a percent of sales was primarily due to the Company's continued focus on operating efficiency and cost control and its commitment to realizing the synergies available from the Super Rite Acquisition.

         The Company's operating results for the twelve and thirty-six week periods ended January 6, 1996 include a one-time charge for merger and integration costs of $12.0 million, or $7.8 million on an after-tax basis, in connection with the Super Rite Acquisition. This charge relates primarily to transaction costs associated with the Super Rite Acquisition, severance costs and costs related to the conversion of certain BASICS locations to the METRO store format.

         Interest expense for the twelve and thirty-six week periods ended January 6, 1996 was $3.0 million and $9.9 million, respectively, compared to interest expense of $4.4 million and $13.1 million, respectively, for the same periods last fiscal year. The decrease is primarily due to lower average borrowings under revolving credit facilities, the early extinguishment of $9.7 million of Super Rite Senior Notes and the repayment of borrowings under a $25.0 million Super Rite term loan facility.

         Interest income for the twelve and thirty-six week periods ended January 6, 1996 was $0.8 million and $2.3 million, respectively, as compared to interest income of $0.8 million and $2.1 million, respectively, for the same periods last fiscal year.

         The Company's effective income tax rate was 50.8% and 42.6% for the twelve and thirty-six week periods ended January 6, 1996, respectively, compared to 41.1% and 41.4%, respectively, for the same periods last fiscal year. The higher effective tax rate for the twelve and thirty-six week periods of fiscal 1996 is attributable to certain non-deductible merger and integration costs associated with the Super Rite Acquisition.

         The extraordinary loss, net of tax, of $1.0 million for the twelve and thirty-six week periods ended January 6, 1996, is related to the repurchase, at market prices above par, of $9.7 million principal amount of the Super Rite Notes and is comprised of (i) the amount paid in excess of their par value, and
(ii) the write-off of related deferred financing costs. The Company expects to continue to repurchase Super Rite Notes, from time to time, when the market prices therefor are economically beneficial in relation to the Company's cost of funds. In addition, the Company expects to call the Super Rite Notes for redemption as of April 1, 1997, the first permitted redemption date, at their redemption price of 105.31% of par.

         Net earnings for the twelve and thirty-six week periods ended January 6, 1996 were $2.8 million, or $0.09 per share, and $22.8 million, or $0.73 per share, respectively. Excluding the effects of the one-time charge related to the Super Rite acquisition and the extraordinary loss related to the early extinguishment of the debt, net earnings for the twelve and thirty-six week periods ended January 6, 1996 were $11.6 million, or $0.37 per share, and $31.6 million, or $1.01 per share, respectively. Net earnings for the twelve and thirty-six week periods ended January 6, 1996, excluding the effects of the one-time charge and the extraordinary loss, represent a 14.7% and 14.5% increase, respectively, over net earnings of $10.1 million and $27.6 million for the same periods last fiscal year.

Liquidity and Capital Resources

         Cash and cash equivalents were $4.1 million at January 6, 1996, compared to $29.4 million at April 29, 1995.

         Net cash provided by operating activities for the thirty-six week period ended January 6, 1996 was $51.7 million. This amount includes: net earnings of $22.8 million; adjustments to conform the fiscal year end of the pooled company, including net earnings of $2.5 million and non-cash components of $2.0 million; depreciation and amortization of $20.4 million; and the effects of seasonal changes in operating assets and liabilities, including inventory and accounts payable. The adjustments to conform the fiscal year end of the pooled company consist of Super Rite's net earnings for the eight week period between March 4, 1995, its former fiscal year end, and Richfood's April 29, 1995, fiscal year end, and certain non-cash components, primarily depreciation and amortization, for the same period.

         Working capital was $46.9 million at January 6, 1996, and $72.8 million at April 29, 1995. The decrease in working capital from April 29, 1995, to January 6, 1996, related primarily to a reduction in cash and cash equivalents that were utilized during the third quarter of fiscal 1996 to reduce long-term debt.

         Net cash used for investing activities of $13.3 million for the thirty-six week period ended January 6, 1996 included $9.5 million of capital expenditures. Capital expenditures include capital employed for the addition of new METRO "superstores" and the conversion of existing BASICS stores to the METRO format. In addition, capital expenditures included the purchase of warehouse racking and material handling equipment at the Company's distribution centers and improvements to the dairy.

         The Company remains committed to providing secured financing to retail customers. Loans issued to retailers were $9.0 million for the thirty-six week period ended January 6, 1996, and were offset by $9.0 million of repayments by retailers.

           The Company financed its $50.7 million purchase of Rotelle during fiscal 1995 with borrowings under a $35.0 million revolving credit facility with a commercial bank, together with internally generated funds and borrowings under an existing revolving credit facility. The $35.0 million revolving credit facility was repaid in full in fiscal 1995.

         Net cash used for financing activities of $63.6 million for the thirty-six week period ended January 6, 1996, consisted primarily of $62.0 million of net repayments on long-term debt and revolving credit facilities. The $62.0 million of net repayments primarily related to the repayment of a $25.0 million revolving credit facility, a $25.0 million term loan facility and the early extinguishment of $9.7 million of the Super Rite Notes.

         The Company's long-term debt, including capital leases and current maturities, was $116.5 million at January 6, 1996, compared to $178.5 million at April 29, 1995. The ratio of long-term debt, including capital leases and current maturities, to equity was 0.63 to 1 at January 6, 1996 and 1.11 to 1 at April 29, 1995.

         Since January 6, 1996, the Company has repurchased at market prices above par, an additional $17.5 million principal amount of Super Rite Notes, and expects to record an extraordinary loss, net of tax, of approximately $1.1 million during the fourth quarter of fiscal 1996, related to such repurchases.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

                                 SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RICHFOOD HOLDINGS, INC.


  Date:  March 19, 1996                          By /s/ J. Stuart Newton
                                                    --------------------
                                                     J. Stuart Newton
                                                     Senior Vice President
                                                     and Chief Financial Officer