Form 10-K
period 1996-04-27
RICHFOOD HOLDINGS INC
filed 1996-07-26
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended: April 27, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At June 28, 1996, the aggregate market value of all shares of voting stock held by non-affiliates was $970,218,925 (based upon the last reported sale price of the Common Stock on that date by The Nasdaq National Market). In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 28, 1996, was as follows: Common Stock, without par value: 31,517,998 shares.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 27, 1996, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement prepared for use in connection with the 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

Richfood Holdings, Inc. ("Richfood" or the "Company"), a Virginia corporation formed in July 1987, is headquartered at 8258 Richfood Road, Mechanicsville,

Virginia, 23116.

The Company is the leading wholesale food distributor in its Mid-Atlantic operating region and the fourth largest wholesale food distributor in the United States. Richfood supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its three modern, highly efficient distribution centers. The Company's distribution centers are strategically located within its operating region and have capacity to accommodate additional growth. The Company services more than 1,700 retail grocery stores, including leading regional chains and smaller independent retailers throughout the Mid-Atlantic region, offering its customers a dependable supply and prompt delivery of over 32,000 grocery and non-grocery items at competitive prices.

The Company has four principal operating divisions: (i) Richfood/Virginia, based in Richmond, Virginia, which operates a 1.3 million square foot distribution center that is one of the largest and most efficient in the industry; (ii) Richfood/Pennsylvania, which operates two distribution facilities totaling approximately 1.0 million square feet in Harrisburg, Pennsylvania, including a 635,000 square foot highly efficient, automated distribution center, and a 6.3 million cubic foot automated frozen food distribution center based in West Point, Pennsylvania; (iii) the METRO/BASICS Retail Division, headquartered in the metropolitan Baltimore, Maryland area, which operates twelve 45,000 to 60,000 square foot "superstores" under the METRO tradename, and five smaller traditional supermarkets under the BASICS tradename; and (iv) the Richfood Dairy, located in Richmond, which is the largest fluid dairy in Virginia and consists of a 65,000 square foot facility capable of processing and packaging over 550,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items.

Management implemented the regional division structure during the fiscal year ended April 27, 1996 ("fiscal 1996") to serve properly the unique needs of Richfood's customers in each of its geographic markets. Each division is headed by a division president, together with a procurement officer and a distribution and logistics officer, to oversee regional sales, marketing, procurement, advertising, and distribution and logistics initiatives. Through its corporate headquarters, the Company provides technology and support to the divisions on an efficient, centralized basis, to avoid duplication of functions. Centralized functions include corporate finance, legal, risk management, certain distribution and logistics initiatives, management information systems, human resources planning, development of safety and sanitation programs and support of the Company's retail customers through store planning and development.

Richfood/Virginia includes the operations of Richfood, Inc., which was formed in 1935 and historically was the Company's principal operating subsidiary. Richfood/Pennsylvania encompasses the operations of two of the Company's recently acquired subsidiaries: Rotelle, Inc. ("Rotelle"), a wholesale frozen food distribution company acquired by Richfood in August 1994, and Super Rite Corporation ("Super Rite"), a full service wholesale food distribution company acquired by Richfood in a stock-for-stock merger effective October 15, 1995 (the "Super Rite Acquisition"). See "Business Strategy -- Pursuing Strategic Acquisitions." The Company believes that combining the administrative functions of Super Rite and Rotelle affords opportunities for substantial cost savings through centralizing and eliminating certain duplicative corporate and administrative functions and by enhancing opportunities to sell products of each business to customers of the other.

BUSINESS STRATEGY

Since joining Richfood in 1990, the current management team has implemented a business strategy focused on reducing and controlling costs, increasing efficiency and pursuing profitable growth. The success of this strategy has been reflected in the growth of the Company's sales from $2.19 billion for fiscal 1992 to $3.25 billion for fiscal 1996, and in the Company's operating profit, which has grown from $47.6 million to $89.6 million over the same period. The key elements of the Company's strategy include:

Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution

Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States. Over the past five fiscal years, the Company has reduced and controlled costs by (i) capitalizing on its size to improve its purchasing power, (ii) rationalizing product purchasing and pricing systems, (iii) implementing a pricing system that encourages efficient use of the Company's services and (iv) instituting productivity-based incentives for distribution center associates. Over the same period, the Company has significantly improved the efficiency of its logistics and distribution functions by, among other things, implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing. These improvements have permitted the Company to drive substantially increased volume through its distribution system and to increase capacity utilization significantly, thereby benefitting from its operating leverage. As a result of the cost savings and efficiencies realized by the Company under its current management team, from fiscal 1992 to fiscal 1996 the Company's operating profit as a percent of sales has increased from 2.2% to 2.8%, annual inventory turnover has improved from 16.3x to 18.9x and working capital funding requirements have been reduced substantially.

Increasing Sales

The Company's purchasing power, low cost structure and efficient service levels permit Richfood to offer lower prices and better service to support the competitive position of its retail customers, while increasing customer penetration, attracting new customers within its operating region and supporting customers in their efforts to open new retail sites served by Richfood. Since 1990, customer penetration, the percentage of customers' sales supplied by Richfood, has increased from approximately 50% to over 60% for customers supplied by Richfood/Virginia's Mechanicsville, Virginia distribution center. Although there can be no assurance as to future results, management believes that opportunities exist to increase significantly Richfood/Pennsylvania's customer penetration rate, which is now approximately 50%, as Super Rite previously offered its customers a limited selection of certain higher-margin perishable products. See " -- Pursuing Strategic Acquisitions." The Company has also successfully attracted new customers and has benefitted from growth by the leading regional chains and smaller independent retail grocers that it serves.

The Company believes that its success depends upon the success of its retail customers. Accordingly, Richfood supports its existing customers, and pursues its goal of increasing customer penetration and attracting new customers, by (i) using the Company's purchasing power, low cost structure and efficient distribution system to provide products to its customers at the lowest available prices, (ii) assisting its retail customers in adapting to changes in consumer preferences and to competition in the marketplace and (iii) offering its retail customers a wide variety of retail support services typical of those offered by large retail chains to their individual stores. As a result of these initiatives, Richfood is able to provide its retail customers with the competitive advantages associated with large purchasing power and extensive retail services similar to those of large supermarket chains, while each customer retains its regional focus and flexibility to respond to local demographics and market conditions.

Pursuing Strategic Acquisitions

Consolidation trends in the food distribution industry present opportunities for strategic acquisitions by the Company. The Company pursues strategic targets that are well run, established wholesale operations, with modern facilities and capacity to accommodate anticipated growth, and that complement the Company's existing operations and geographic service area. Since 1990, the Company has completed five acquisitions, which have more than doubled its sales, added large, modern distribution centers in Harrisburg and West Point, Pennsylvania, and enhanced its presence in various regional markets.

The Company began a series of strategic acquisitions in fiscal 1991 with the purchase of the Waynesboro, Virginia division of Fleming Foods of Virginia, Inc., which increased the Company's presence in the western portion of its operating region. On January 22, 1993, the Company acquired certain assets and assumed certain contracts of the Civilian Division of B. Green & Company, Inc., a wholesale and retail grocery distributor headquartered in Baltimore, Maryland. The acquisition of the Civilian Division increased significantly the Company's presence in the Baltimore/Washington, D.C. market, while permitting the Company to achieve greater efficiency and productivity from its existing warehousing and delivery operations. On August 23, 1994, the Company acquired all of the outstanding common shares of Rotelle, one of the largest wholesale frozen food distributors in the United States. Rotelle, through its state-of-the-art distribution center, distributes frozen food, ice cream and frozen bakery products to its customers. In addition, Rotelle operates a USDA-inspected meat cutting facility and an ice manufacturing facility. On April 3, 1995, the Company acquired certain assets and assumed certain contracts of the wholesale division of Camellia Food Stores, Inc. ("Camellia"), a retail and wholesale food distributor located in Norfolk, Virginia. As a result of that acquisition, the Company serves as wholesale supplier to Camellia's 46 retail stores, and most of the 120 independent retail stores previously served by Camellia's wholesale division. The Camellia acquisition also has permitted the Company to achieve additional efficiencies and economies of scale in its business.

Effective October 15, 1995, the Company completed the Super Rite Acquisition. Super Rite, with fiscal 1995 sales of $1.47 billion, is a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operated the Company's METRO/BASICS Retail Division, consisting of twelve 45,000 to 60,000 square foot "superstores" in the Baltimore, Maryland and Dover, Delaware markets operating under the METRO tradename, and five smaller traditional supermarkets in metropolitan Baltimore, Maryland, operating under the BASICS tradename. Super Rite is a separate, wholly-owned subsidiary of the Company and operates as part of the Richfood/Pennsylvania division. The Company issued 9,770,188 shares of Common Stock in the Super Rite Acquisition, resulting in former Super Rite shareholders holding approximately 31% of the then-outstanding shares of Common Stock. The Super Rite Acquisition has been accounted for as a pooling of interests.

Super Rite operates approximately 1.0 million square feet of warehouse space, including a 635,000 square foot highly efficient, automated distribution center in Harrisburg, Pennsylvania. Super Rite's distribution system complements the Company's existing operations, and its service area is geographically contiguous with the northern portion of the area served by Richfood/Virginia's Mechanicsville, Virginia distribution center. As a result of the Super Rite Acquisition, the Company anticipates that it will achieve significant cost savings, operating efficiencies and growth opportunities resulting from: (i) combining the purchasing volume of both companies, thereby increasing purchasing power; (ii) centralizing and eliminating certain duplicative corporate and administrative functions; (iii) selling certain higher-margin product lines to Super Rite customers that are offered by Richfood but that were previously offered on a limited basis by Super Rite, such as frozen foods, fresh produce, meats and delicatessen and dairy products; (iv) consolidating distribution networks to achieve logistical efficiencies and higher capacity utilization; and
(v) realizing interest expense savings by refinancing certain Super Rite indebtedness at the lower rates available to the combined Company.

The Company's substantial growth since 1990 is largely attributable to acquisitions, particularly the acquisition of Super Rite in fiscal 1996. While the Company believes that additional acquisition opportunities consistent with its strategic criteria may arise from time to time, no assurance can be given that the Company will consummate additional strategic acquisitions.

WHOLESALE OPERATIONS

Customer Base; Principal Markets

The Company services more than 1,700 retail grocery stores, including leading regional chains and smaller independent retailers, in Virginia, Maryland, Pennsylvania, Delaware, West Virginia, North Carolina, Washington, D.C., New Jersey and New York. The Company's regional chain customers are high quality, growth-oriented operations, and include: Giant Food Stores, Inc. based in Carlisle, Pennsylvania ("Giant of Carlisle"); Farm Fresh, Inc. based in Norfolk, Virginia ("Farm Fresh of Virginia"); Shoppers Food Warehouse Corp. ("Shoppers"); Ukrop's Super Markets, Inc. ("Ukrop's"); Acme Markets, Inc. ("Acme"); Genuardi's Super Markets, Inc.; Redner's Markets, Inc.; Camellia; and the Company's own METRO/BASICS stores. Customer store sizes range from 4,500 square feet to 60,000 square feet.

Richfood, Inc. and Super Rite are the principal sources of wholesale supply for most of their customers, while Rotelle is the principal source of frozen food supply for most of its customers. Since 1990, customer penetration has increased from approximately 50% to over 60% for customers of Richfood/Virginia's Mechanicsville, Virginia distribution center. Although there can be no assurance as to future results, management believes that opportunities exist to increase significantly Richfood/Pennsylvania's customer penetration rate, which is now approximately 50%. Super Rite previously offered its customers a limited selection of certain higher-margins perishable products, such as frozen foods, fresh produce, meats and delicatessen and dairy products, that are offered by Richfood/Virginia.

The Company's five largest customers in fiscal 1996 were Giant of Carlisle, Farm Fresh of Virginia, Shoppers, Ukrop's and Acme, with Giant of Carlisle, Farm Fresh of Virginia and Shoppers accounting for 16%, 11% and 9%, respectively, of fiscal 1996 sales. The Company has enjoyed long-term supply relationships with most of its principal customers: Ukrop's has been a Richfood customer for over 48 years; Farm Fresh of Virginia has been a Richfood customer for over 24 years; Acme has been a Rotelle customer for over 20 years; Giant of Carlisle has been a Super Rite customer for 16 years; and Shoppers has been a Super Rite customer for five years.

Richfood is a party to multi-year supply agreements with most of its larger customers that secure the Company's position as principal supplier to all stores owned by such customers. Such supply agreements generally include minimum purchase requirements by dollar amount and category of goods and may be subject to adjustment as the customer acquires or disposes of stores. The Company's supply agreements with Giant of Carlisle, Farm Fresh of Virginia and Acme expire at varying dates between July 1997 and December 2001, while the Company's supply agreement with Shoppers expires in 1996. Overall, sales to customers covered by supply agreements accounted for approximately 79% of fiscal 1996 wholesale division sales, including intersegment sales.

Management believes that the loss of one of the Company's larger customers could have a material adverse effect on its business. However, management believes that the Company's purchasing power, low cost structure and efficient service levels, coupled with its commitment to the success of its retail customers, should enable the Company to operate profitably in the event of the loss of a larger customer.

Products and Purchasing

The Company supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its three modern, highly-efficient distribution centers. The Company offers its customers a dependable supply and prompt delivery of over 32,000 grocery and non-grocery items at competitive prices. The Company's business strategy includes assisting its retail customers in adapting to changes in consumer preferences and in the marketplace so they remain competitive. Accordingly, the Company continually changes and enhances its product offerings to meet changing consumer demands.

The Company supplies more than 30,000 national brand products, which accounted for approximately 90% of the Company's total wholesale grocery sales in fiscal 1996. The Company also offers private label products to its customers. Private label products allow retail customers to carry single labels on a store-wide basis similar to chain stores, while providing consumers a lower-priced alternative to national brands. The Company currently offers approximately 1,300 products under the "RICHFOOD" label, 200 products under the budget-priced "ECON" label, 100 products under the "IGA" label and 200 products under the "FROSTY ACRES" label. The Company also coordinates private labels for certain regional supermarket chains in the Mid-Atlantic region. In fiscal 1996, private label products, including private label products packaged for certain customers, accounted for approximately 10% of the Company's total wholesale grocery sales. The Company is currently introducing its private label products to customers of Super Rite, which historically did not have an extensive private label program.

The Company purchases products for resale from over 1,500 vendors in the United States and overseas, and is not substantially dependent on any single source of supply. The Company believes that its size enables it to purchase products at the lowest available manufacturers' prices. The Company monitors manufacturers' prices and uses its purchasing power to secure products at the best terms available. In addition, because the Company maintains purchasing departments associated with its Richfood/Virginia and Richfood/Pennsylvania operations, Richfood is able to take advantage of regional buying opportunities. The Company purchases long-term quantities of inventory items when manufacturers' prices are advantageous ("forward-buys"). In particular, the Company purchases sufficient quantities of certain staple items when offered at a discount and if justified after giving effect to carrying costs.

Product Pricing

The Company sells products to its customers at landed vendor invoice cost. The customer is also charged a service fee and a delivery fee based upon the characteristics of the order. The fee structure includes incentives to encourage customers to increase their purchases from the Company and to order and accept merchandise for delivery more efficiently, thereby increasing the Company's efficiency. Such incentives include minimum delivery fees that encourage economic order quantities and lower fees for off-peak deliveries. Over the past several years, the Company's pricing system, together with increased efficiencies in purchasing operations, have resulted in more competitively-priced merchandise and have placed the Company and its retail customers in a stronger market position.

Logistics and Distribution

The Company is highly focused on reducing and controlling costs and on improving efficiency in the logistics and distribution areas of its business. Over the past five fiscal years, the Company's current management team has implemented improvements in the logistics and distribution areas of its business that have permitted Richfood to drive substantially increased volume through its distribution system and to increase capacity utilization, thereby benefitting from its operating leverage. These improvements have included: (i) implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing; (ii) instituting a pricing system that encourages customers to utilize the Company's services efficiently; and (iii) introducing warehouse management practices that reward workers for enhanced productivity. Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States.

The Company distributes its products out of its three main distribution centers:
Richfood/Virginia's 1.3 million square foot Mechanicsville, Virginia distribution center; Richfood/Pennsylvania's 635,000 square foot automated distribution facility in Harrisburg, Pennsylvania; and Richfood/Pennsylvania's
6.3 million cubic foot frozen food distribution facility in West Point, Pennsylvania. The Company's customers are generally located within 200 miles of one of the Company's distribution centers.

Products are delivered to the Company's distribution centers by manufacturers, common carriers and the Company's own fleet of trucks on return to its distribution centers from deliveries to customers ("backhauls"). The Company employs a management information system that enables it to lower its inbound transportation costs by making optimum use of its own fleet for backhaul opportunities. In addition, "drop shipments" are sent directly to retailers by suppliers under programs established by the Company.

The Company produces and distributes catalogs with weekly updates indicating manufacturers' prices and wholesale prices to customers for each of its more than 32,000 products. In addition, the Company's sales personnel use telemarketing to advise customers of periodic special prices and product offerings. Customers place orders through direct computer links to the Company. Customers' orders are then assembled in the appropriate distribution center, shrink-wrapped to ensure order completeness and staged according to the required delivery sequence. In fiscal 1996, the Company maintained an in-stock service level of approximately 97%.

Products are delivered from the Company's distribution centers to retail customers by the Company's drivers and contract carriers via trucks leased or owned by the Company. In dispatching trucks for both pick-ups and deliveries, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. Over the past five fiscal years, improvements in the Company's fleet loading and routing systems have permitted the Company to reduce the overall size of its fleet and the cost per mile driven, even as the number of stores served has increased. The Company currently leases 176 tractors, 202 refrigerated trailers and 331 dry trailers, and owns 114 tractors, 128 refrigerated trailers and 128 dry trailers. All of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other statistical information. During fiscal 1996, the Mechanicsville, Virginia distribution center achieved an on-time delivery record of approximately 96%.

Customers are billed for goods sold on a weekly basis with payment generally due the following week. The Company reviews credit histories on an individual basis and requires customers to provide collateral to secure outstanding accounts when appropriate.

Retail Support

The Company's largest customers generally find it cost efficient to perform their own retail support services and have selected the Company as a supplier because of its competitive prices. The Company's smaller customers, however, generally do not have the resources to perform the retail services that large national chains provide to their individual stores. The Company offers a wide variety of retail support services to assist its smaller customers. Customers decide individually which services to use and are charged a fee for such services.

Services offered by the Company include retail development, retail sales consulting, marketing and merchandising assistance, data processing and customized software, and financial planning and analysis. The Company's retail development services are focused on store planning and development, and include advising retailers on site planning through construction, lease negotiation, product display and promotion. This assistance also includes demographic studies, engineering support, contracting assistance and layout strategy. Retail sales counselors assist customers with detailed analyses of their stores' operations, pricing, advertising, delivery schedules, inventory control and merchandising plans, to help each customer enhance its competitive position. Marketing services include developing marketing strategies, designing and producing signs and flyers and coordinating print and media campaigns. The Company provides data processing services and customized software to many of its customers, which allows them to manage accounting functions, time-and-attendance data and inventories. The Company also assists customers in strategic planning and capital budgeting as well as in cash management and overall financial planning.

The Company provides secured financing to retailers, primarily to finance store acquisitions, construction and remodeling, generally at a variable interest rate equal to the prime lending rate plus 2%. The Company has developed credit criteria intended to ensure that such loans are made only with appropriate collateral and in situations that are expected to contribute to the Company's growth. The Company believes that its cash flow from operations and current financing arrangements provide it with the necessary flexibility to offer financing to its customers as a tool to expand its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" referred to in Item 7 of this Form 10-K.

At April 27, 1996, the Company had an aggregate $34.6 million of secured loans outstanding to its retail customers. The Company expects to continue to provide secured financing to creditworthy retail customers as part of its strategy to retain existing business and attract new business. The amount of customer financing that may be provided by the Company in future years is not presently determinable since such amount will depend upon, among other things, the number of store sites that are offered for sale or available for development in the Company's service area and the availability of alternative sources of financing.

RETAIL OPERATIONS

The Company's METRO/BASICS Retail Division was acquired in connection with the Super Rite Acquisition, and accounted for 9.9% of the Company's sales for fiscal 1996. The Company's Retail Grocery Division operates twelve 45,000 to 60,000 square foot "superstores" under the METRO tradename, and five smaller traditional supermarkets under the BASICS tradename, in the metropolitan Baltimore, Maryland and Dover, Delaware markets.

The Company believes that the METRO format offers significant opportunities for growth. The METRO stores feature an expanded selection of higher-margin perishables and prepared foods together with value-oriented dry groceries and in-store banking facilities. In fiscal 1996, METRO/BASICS was the second largest grocery retailer in the Baltimore market. During fiscal 1997, the Company expects to continue its strategy of opening new METRO stores in the Baltimore market and converting certain BASICS stores to the METRO format.

COMPETITION

The food distribution industry is highly competitive. The Company faces competition from national, regional and local food distributors on the basis of price, quality and assortment, frequency and reliability of deliveries and the range and quality of services provided. In addition, the Company's customers and its own METRO/BASICS Retail Division compete with retail supermarket chains that provide their own distribution function, purchasing directly from producers and distributing products to their supermarkets for sale to consumers.

The principal competitors of the Company's wholesale operations include Fleming Companies, Inc., SuperValu Inc., Nash Finch Company, DiGiorgio Company, Nassau-Suffolk Frozen Food Co., Inc. and Burris Foods, Inc. The primary retail grocery competitors of the Company's wholesale customers and of the METRO/BASICS Retail Division include Giant Food, Inc. based in Landover, Maryland, The Great Atlantic & Pacific Tea Co., Weis Supermarkets, Inc., Safeway Inc., Food Lion, Inc., Winn Dixie Stores, Inc., The Kroger Co., Harris Teeter, Inc. and Hannaford Bros. Co.

The Company believes that it can compete successfully on the wholesale level while supporting the competitive efforts of its customers by pursuing its business strategy focused on reducing and controlling costs, increasing efficiency and pursuing profitable growth. In particular, the Company enhances its competitive position by using its purchasing power, low cost structure and efficient distribution system to provide products to its customers at the lowest available prices, while offering its customers a wide variety of services to support their competitive position. In addition, the Company expects to continue to pursue opportunities for customers to acquire additional stores that become available within and adjacent to the Company's principal service area.

EMPLOYEE RELATIONS

Management believes that relations with the Company's associates are excellent. At April 27, 1996, the Company employed approximately 571 salaried and 4,354 non-salaried associates, compared to 555 salaried and 3,886 non-salaried associates employed at April 29, 1995.

The Company is party to a four-year collective bargaining agreement that expires in April 2000 covering its transportation unit employees at the Mechanicsville, Virginia distribution center. The Company is also party to a four-year collective bargaining agreement that expires in July 1998 covering warehouse employees at the West Point, Pennsylvania distribution center and two four-year collective bargaining agreements that expire in June 1997 covering employees of the METRO/BASICS Retail Division. The Company is not a party to any other collective bargaining agreements, nor is it aware of any pending union petitions related to its employees.

REGULATION

The Company is subject to federal, state and local laws and regulations governing the processing, purchase, handling, sale and transportation of its products. Management believes that the Company is in material compliance with all federal, state and local laws and regulations governing its business.

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

CERTAIN FINANCIAL INFORMATION

Information with respect to the Company's sales, operating profit and financial condition for each of its past five fiscal years appears in the "Selected Consolidated Financial Data" referred to in Item 6 of this Form 10-K.
Information with respect to the Company's working capital practices appears above under the captions "Business Strategy -- Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution" and "Wholesale Operations
- -- Products and Purchasing," and in the "Financial Review" referred to in Item 7 of this Form 10-K.

ITEM 2.       PROPERTIES

The Company's three principal facilities are: Richfood/Virginia's 1.3 million square foot distribution center located in Mechanicsville, Virginia (the "Mechanicsville Facility"); Richfood/Pennsylvania's leased 635,000 square foot automated distribution facility located in Harrisburg, Pennsylvania (the "Harrisburg Facility"); and

Richfood/Pennsylvania's 6.3 million cubic foot highly automated frozen food distribution facility located in West Point, Pennsylvania (the "West Point Facility").

The Mechanicsville Facility, one of the largest grocery distribution centers in the country, is situated on a 400 acre site, of which only 100 acres are currently utilized. Richfood also has a long-term lease for a 550,000 square foot warehouse in Chester, Virginia. Richfood currently utilizes approximately 355,000 square feet of the Chester warehouse, and subleases the remainder of the facility to third parties under short-term leases. The Chester warehouse, which formerly served as a regional grocery distribution center, is available to supplement the Mechanicsville Facility to accommodate additional growth.

The Harrisburg Facility is a 635,000 square foot state-of-the-art distribution center that utilizes fully automated inventory handling equipment. The lease for the Harrisburg Facility expires in 2025. The Company also operates 160,480 square feet of refrigerated warehouse space in neighboring Shiremanstown, Pennsylvania, under a lease that expires in 2015.

The West Point Facility is a highly automated, frozen food distribution facility with 6.3 million cubic feet of refrigerated space. In addition, there are approximately 185,000 square feet of office space and truck maintenance facilities associated with this facility.

The Richfood Dairy, located in Richmond, Virginia, is a 65,000 square foot facility capable of processing and packaging over 550,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items.

This facility is owned by Richfood.

The METRO/BASICS Retail Division operates seventeen retail stores in the Baltimore, Maryland and Dover, Delaware markets. These retail locations are all leased on a long-term basis with lease terms, including options, exceeding four years.

Each of the foregoing facilities is well-maintained and in good operating condition. The Company believes that each of its facilities has adequate capacity to meet the demands of anticipated growth.

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

Donald D. Bennett, age 60, was elected Chairman of the Board and Chief Executive Officer of the Company in June 1995. Mr. Bennett formerly served as President and Chief Executive Officer of the Company from May 1990 to June 1995.

John E. Stokely, age 43, was elected President and Chief Operating Officer of the Company in June 1995 after serving as Executive Vice President-Finance and Administration of the Company from August 1993 to June 1995. Mr. Stokely was formerly Senior Vice President-Finance and Chief Financial Officer of the Company from April 1991 to August 1993 and Vice President-Finance and Chief Financial Officer of the Company from August 1990 to April 1991.

Gary L. Conrad, age 51, was elected Executive Vice President-Distribution and Logistics of the Company in February 1996. Mr. Conrad formerly served as Richfood, Inc.'s Executive Vice President-Distribution and Logistics from June 1995 to February 1996, Senior Vice President-Distribution and Logistics from October 1994 to June 1995 and Vice President-Distribution of Richfood from January 1988 to October 1994.

J. Stuart Newton, age 41, was elected Senior Vice President and Chief Financial Officer of the Company in November 1995. Mr. Newton formerly served as Vice President-Finance and Treasurer of Best Products Co., Inc. from June 1994 to November 1995 and as Vice President and Controller of Best Products Co., Inc. from 1991 to June 1994. Mr. Newton was Vice President, Finance and Treasurer of Perry Drug Stores, Inc. from 1988 to 1991.

Daniel R. Schnur, age 36, was elected Senior Vice President, General Counsel and Secretary of the Company in June 1995. Mr. Schnur formerly served as the Company's Vice President, General Counsel and Secretary from January 1992 to June 1995, and General Counsel and Secretary from January 1991 to January 1992

David W. Hoover, age 33, was elected Vice President-Finance of the Company in August 1993. Mr. Hoover formerly served as Director, Planning and Analysis of the Company from December 1990 to August 1993.

Alec C. Covington, age 39, was elected President and Chief Operating Officer of Richfood, Inc. in May 1996. Mr. Covington formerly served as Executive Vice President and Chief Operating Officer of Richfood, Inc. from October 1995 to May 1996 and President and Chief Operating Officer of Houchens Industries, Inc. from June 1993 to October 1995. From 1990 to 1993, Mr. Covington served as President of the Quincy, Florida division of SuperValu Inc. and President of the Greenville, Kentucky division of Wetterau, Inc.

David G. Gundling, age 45, was elected President and Chief Operating Officer of the wholesale division of Super Rite Foods, Inc. in October 1995. Mr. Gundling formerly served as Executive Vice President of Super Rite Foods, Inc. from 1987 to 1995.

John D. Ryder, age 48, was elected President and Chief Operating Officer of the retail division of Super Rite Foods, Inc. in 1990.

John F. Rotelle, age 60, was elected Chairman of Rotelle in October 1995. Mr. Rotelle formerly was President of Rotelle, having served in such capacity since 1959.

Christopher A. Brown, age 33, was elected Senior Executive Vice President of Super Rite Foods, Inc. in March 1996. Mr. Brown formerly served as President and Chief Operating Officer of Rotelle from October 1995 through March 1996 and Executive Vice President and Chief Operating Officer of Rotelle from August 1994 to October 1995. Mr. Brown was formerly Richfood, Inc.'s Executive Vice President-Procurement and Marketing from September 1993 to August 1994, Senior Vice President-Procurement from September 1992 to September 1993 and Vice President-Procurement from February 1991 to August 1992.

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals or strategies will be achieved. Important factors that could cause actual results to differ materially from those reflected in the forward looking statements made herein include: any delay in realizing, or inability to realize, the anticipated synergies related to the Super Rite Acquisition; any failure to implement successfully the Company's plans to expand Super Rite's product offerings; and any other factors and assumptions related to forward looking statements set forth elsewhere in this Annual Report on Form 10-K.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

              MATTERS

The Common Stock of the Company is traded in the over-the-counter (OTC) market and is quoted through The Nasdaq National Market under the symbol RCHF. As of June 28, 1996, there were 1,378 holders of record of the Company's Common Stock. The information set forth under the headings "Market Price Range" and "Cash Dividends Declared Per Common Share" and in the final paragraph of note 14 to the Company's Consolidated Financial Statements, which appears in the Company's Annual Report to Shareholders for Fiscal 1996 (the "1996 Annual Report"), is hereby incorporated by reference.

The Company has paid cash dividends on its Common Stock since September 1991. The Company expects to continue paying cash dividends on its Common Stock when justified by the Company's financial condition. The amount of future dividends, if any, will depend on general business conditions encountered by the Company, its earnings, financial condition and capital requirements and such other factors as the Board of Directors of the Company may deem relevant.

ITEM 6.       SELECTED FINANCIAL DATA

The information appearing under the caption "Selected Consolidated Financial Data," which appears in the 1996 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Financial Review," which appears in the 1996 Annual Report, is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes of Richfood Holdings, Inc. and its subsidiaries, together with the report of KPMG Peat Marwick LLP thereon, which appear in the 1996 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Proxy Statement prepared for use in connection with the 1996 annual meeting of shareholders (the "1996 Proxy Statement") under the captions "Nominees for Election to the Board of Directors," "Board of Directors and Committees" and "Section 16(a) Compliance" is incorporated herein by reference. See also "Executive Officers" at the end of
Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

The information contained in the 1996 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 1996 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 1996 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

                  8-K

(a) Financial statements, financial statement schedules and exhibits included in this Form 10-K:

     1.   Financial Statements:

          The following consolidated financial statements and independent auditors' report, which appear on pages 19 through 33 of the 1996 Annual Report, are incorporated herein by reference:

              Report of KPMG Peat Marwick LLP.

              Richfood Holdings, Inc. Consolidated Balance Sheets at April 27, 1996, and April 29, 1995.

              Richfood Holdings, Inc. Consolidated Statements of Earnings for the fiscal years ended April 27, 1996, April 29, 1995 and April 30, 1994.

              Richfood Holdings, Inc. Consolidated Statements of Shareholders' Equity for the fiscal years ended April 27, 1996, April 29, 1995, and April 30, 1994.

              Richfood Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal years ended April 27, 1996, April 29, 1995, and April 30, 1994.

              Notes to Consolidated Financial Statements.

          In addition, the report of Coopers & Lybrand L.L.P., which is referred to in the report of KPMG Peat Marwick LLP, is filed herewith.

     2.   Financial Statement Schedules:

              Report of KPMG Peat Marwick LLP.

              Schedule I       Condensed Financial Information of Registrant.

              Schedule II      Valuation and Qualifying Accounts.

          Schedules other than those listed above have been omitted because such schedules are not required or are not applicable.

     3.   Exhibits:

          The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1 to
          10.18 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b)  Reports on Form 8-K:

          None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Super Rite Corporation
Harrisburg, Pennsylvania

We have audited the consolidated balance sheet of Super Rite Corporation and subsidiaries as of March 4, 1995 and the related consolidated statements of income, cash flows and stockholders' equity for the fifty-three week period ended March 4, 1995 and the fifty-two week period ended February 26, 1994 (not presented herein). We have also audited the financial statement schedules of Super Rite Corporation as of March 4, 1995 and for the fifty-two week period ended February 26, 1994 (not presented herein). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Rite Corporation and subsidiaries as of March 4, 1995, and the consolidated results of their operations and their cash flows for the fifty-three week period ended March 4, 1995 and the fifty-two week period ended February 25, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Harrisburg, Pennsylvania April 21, 1995, except for the sixth paragraph of Note 6 which is dated as of May 5, 1995

               INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Richfood Holdings, Inc.:

Under date of June 10, 1996, we reported on the consolidated balance sheets of Richfood Holdings, Inc. and subsidiaries (the Company) as of April 27, 1996 and April 29, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended April 27, 1996, which are included in the Company's 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Richfood Holdings, Inc. for the fiscal year ended April 27, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. The consolidated financial statements and financial statement schedules give effect to the merger on October 15, 1995 of a wholly-owned subsidiary of Richfood Holdings, Inc. with and into Super Rite Corporation, which has been accounted for using the pooling of interests method as described in note 2 to the consolidated financial statements. We did not audit the fiscal 1995 and 1994 consolidated financial statements and financial statement schedules of Super Rite Corporation, which consolidated financial statements reflect total assets constituting approximately 48% of the related consolidated financial statement total at April 29, 1995, and reflect sales constituting approximately 49% of the related consolidated financial statement totals for each of fiscal 1995 and 1994. The fiscal 1995 and 1994 consolidated financial statements and financial statement schedules of Super Rite Corporation were audited by other auditors, whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Super Rite Corporation, is based solely on the reports of the other auditors.

In our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Richmond, Virginia
June 10, 1996


                             SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                              RICHFOOD HOLDINGS, INC.

                                         CONDENSED STATEMENTS OF EARNINGS
                                           (dollar amounts in thousands)

                                                                 Fiscal Year Ended

                                               April 27,          April 29,        April 30,
                                                 1996               1995             1994


Sales                                            $1,754          $      -         $       -

Cost and expenses, net:

     Cost of goods sold                           1,841                 -                 -
     Operating and administrative expenses        4,781                 -                 -
     Interest expense, net                          305             1,035                 -
     Income tax benefit                          (1,590)             (399)                -
                                               ---------         ------------       -------

Net loss before equity in net earnings
     of subsidiaries and equity in

     extraordinary loss of subsidiary            (3,583)             (636)                -

Equity in net earnings of subsidiaries           42,798            39,854            21,371
                                               --------          --------          --------

Net earnings before equity in extraordinary

  loss of subsidiary                             39,215                 -                 -
Equity in extraordinary loss of subsidiary       (2,164)                -                 -
                                               --------          --------          --------
Net earnings                                    $37,051           $39,218           $21,371
                                               ========          ========          ========


See notes to condensed financial information.


                                               SCHEDULE I-continued
                                              RICHFOOD HOLDINGS, INC.

                                             CONDENSED BALANCE SHEETS
                                           (dollar amounts in thousands)

                                                              April 27,                           April 29,
                                                                1996                                1995

Assets

Current assets:

     Intercompany receivables                               $   40,612                          $    1,708
     Other                                                       3,697                                   -
                                                          -------------                        -----------

          Total current assets                                  44,309                               1,708

Investment in subsidiaries                                     185,246                             194,940
Other                                                            1,113                                  -
                                                          ------------                        ------------
Total assets                                                $  230,668                          $  196,648
                                                          ============                         ===========


Liabilities and Shareholders' Equity

Current liabilities:

     Intercompany payables                                  $    5,850                          $   36,135
     Accrued expenses and other current
       liabilities                                              20,757                                 183
                                                           -----------                        ------------

          Total current liabilities                             26,607                              36,318

Deferred credits and other                                       4,499                                  -

Shareholders' Equity:

     Common stock                                               66,964                              63,978
     Retained earnings                                         132,598                              96,352
                                                           -----------                         -----------

          Total shareholders' equity                           199,562                             160,330
                                                           -----------                         -----------

          Total liabilities and shareholders' equity        $  230,668                          $  196,648
                                                          ============                         ===========

See notes to condensed financial information.


                                               SCHEDULE I-continued
                                              RICHFOOD HOLDINGS, INC.

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                           (dollar amounts in thousands)

                                                                                 Fiscal Year Ended

                                                              April 27,          April 29,        April 30,
                                                                1996               1995             1994

Operating activities:

     Net earnings                                           $    37,051       $   39,218        $   21,371
     Adjustments to reconcile net earnings
       to net cash used for operating activities:

          Changes in operating assets and liabilities            18,045                -                 -
          Equity in net earnings of subsidiaries                (40,634)         (39,854)          (21,371)
                                                               ---------        ---------         ----------

     Net cash provided by (used for) operating activities        14,462             (636)                -

Investing activities:

     Acquisitions                                                     -          (50,266)                -
     Investment in subsidiaries                                 (18,829)               -                 -
                                                            ------------     ------------         ----------
     Net cash used for investing activities                     (18,829)         (50,266)                -
Financing activities:

     Proceeds from long-term debt                                     -           35,000                 -
     Principal payments on long-term debt                             -          (35,000)                -
     Proceeds from issuance of common
       stock under employee stock

       incentive plans and other                                 2,545                93                91
     Cash dividends from subsidiaries                           18,829                 -                 -
     Borrowings/(repayments) from

       subsidiaries, net                                       (14,058)           52,842             1,557
     Cash dividends paid on common stock                        (2,949)           (2,033)           (1,648)
                                                           ------------      ------------       ------------

     Net cash provided by financing activities                   4,367            50,902                 -
                                                           ------------      ------------       ------------

Increase in cash and cash equivalents                                -                 -                 -
Cash and cash equivalents at beginning
  of fiscal year                                                     -                 -                 -
                                                         =============      =============       ============
Cash and cash equivalents at end

  of fiscal year                                         $           -       $         -       $         -
                                                           ===========       ============      =============


See notes to condensed financial information.



                                               SCHEDULE I-continued
                                              RICHFOOD HOLDINGS, INC.

                                     NOTES TO CONDENSED FINANCIAL INFORMATION
                                           (DOLLAR AMOUNTS IN THOUSANDS)

1.   Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of Richfood Holdings, Inc. do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the fiscal 1996
Annual Report to Shareholders as referenced in Form 10-K, Part II, Item 8.

The Condensed Financial Information presented for fiscal 1995 and fiscal 1994 have been restated for the fiscal 1996 business combination which was accounted for as a pooling of interests. See note 2 to the Consolidated Financial
Statements on pages 25 and 26 of the Company's 1996 Annual Report to
Shareholders, incorporated herein by reference, for information on the business combination.

2.   Long-term Debt

On August 23, 1994, Richfood Holdings, Inc. entered into a $35 million revolving credit facility with a commercial bank to finance a portion of the purchase price of its acquisition of Rotelle. See note 2 to the Consolidated Financial
Statements on pages 25 and 26 of the Company's 1996 Annual Report to
Shareholders, incorporated herein by reference. The revolving credit facility was repaid in full in fiscal 1995.

On September 1, 1994, Richfood Holdings, Inc. entered into an unsecured revolving credit facility pursuant to which Richfood Holdings, Inc. may borrow up to $50 million from a wholly owned subsidiary. The revolving credit facility expires in December 1996 and bears interest at the prime rate plus 2%. At April
27, 1996, there were no borrowings outstanding under this facility.

Interest payments made under long-term debt were $159 and $862 in fiscal 1996 and fiscal 1995, respectively. No interest payments were made in fiscal 1994.

3.   Related Party Transactions

Transactions between Richfood Holdings, Inc. and its subsidiaries are as follows:

                                 Fiscal year ended
                    April 27,        April 29,      April 30,

                      1996             1995            1994

Interest expense      $190             $169              -

During fiscal 1996, Richfood Holdings, Inc. received $71,836 of dividends from its subsidiaries. No dividends were paid to Richfood Holdings, Inc. by its subsidiaries during fiscal 1995 or fiscal 1994.





                                                    SCHEDULE II

                                             RICHFOOD HOLDINGS,  INC.
                                         VALUATION AND QUALIFYING ACCOUNTS

                                           (Dollar amounts in thousands)

                                          Balance at          Charged to                           Balance at
                                         Beginning of          Costs and        Deductions           End of

     Description                          Fiscal Year          Expenses          and other         Fiscal Year


For Fiscal Year Ended
April 27, 1996

Deducted for asset accounts:

Allowance for doubtful accounts             4,744               6,197              5,368             5,573

For Fiscal Year Ended
April 29, 1995

Deducted for asset accounts:

Allowance for doubtful accounts             3,518               4,490              3,264             4,744


For Fiscal Year Ended
April 30, 1994

Deducted for asset accounts:

Allowance for doubtful accounts             4,638               2,938              4,058             3,518



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RICHFOOD HOLDINGS, INC.

                                     (Registrant)

                                     /s/ Donald D. Bennett
                                     ------------------------
July 26, 1996
                                        Donald D. Bennett
                                     Chairman of the Board and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By /s/ Donald D. Bennett

- -------------------------
Donald D. Bennett
Chairman of the Board and
Chief Executive Officer

By /s/ Roger L. Gregory

- ------------------------
Roger L. Gregory
Director

By /s/ Grace E. Harris

- ------------------------
Grace E. Harris
Director

By /s/ John C. Jamison

- ------------------------
John C. Jamison
Director

By /s/ Michael E. Julian, Jr.

- ----------------------------
Michael E. Julian, Jr.
Director

By /s/ G. Gilmer Minor, III

- ----------------------------
G. Gilmer Minor, III
Director

By /s/ Claude B. Owen, Jr.

- ----------------------------
Claude B. Owen, Jr.
Director

By /s/ John F. Rotelle

- ---------------------------
John F. Rotelle
Director

By /s/ Albert F. Sloan

- ---------------------------
Albert F. Sloan
Director

By /s/ John E. Stokely

- ---------------------------
John E. Stokely
Director, President and
Chief Operating Officer

By /s/ George H. Thomazin

- ----------------------------
George H. Thomazin
Director

By /s/ James E. Ukrop

- ----------------------------
James E. Ukrop
Director

By /s/ Edward Villanueva

- ----------------------------
Edward Villanueva
Director

By /s/ J. Stuart Newton

- ----------------------------
J. Stuart Newton
Senior Vice President and
Chief Financial Officer

By /s/ David W. Hoover

- ---------------------------
David W. Hoover
Vice President - Finance
(Principal Accounting Officer)

Each of the above signatures is affixed as of July 26, 1996.

                                 EXHIBIT INDEX

                                                                           Page

        2.1 Agreement and Plan of Reorganization, dated June 26, 1995, by and between the Company and Super Rite Corporation. (1)

        2.2 Amendment No. 1, dated October 13, 1995, to the Agreement and Plan of Reorganization by and between the Company and

                Super Rite Corporation. (2)

        2.3 Amendment No. 2, dated February 6, 1996, and effective as of October 15, 1995, to the Agreement and Plan of Reorganization by and between the Company and Super Rite

                Corporation. (3)

                The Registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any exhibits to such Agreement and Plan of Reorganization that were not filed pursuant to Item 601(b)(2) of Regulation S-K.

        3.1     Amended and Restated Articles of Incorporation of the
                Company. (4)

        3.2 Bylaws of the Company, amended and restated as of June 8, 1995. (5)

       10.1 Employment and Severance Benefits Agreement, dated May 21, 1993, between the Company and Donald D. Bennett. (6)

       10.2 First Amendment, dated July 21, 1995, to Employment and Severance Benefits Agreement, dated May 21, 1993, between the Company and Donald D. Bennett. (5)

       10.3 Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and Donald D. Bennett.

       10.4 Employment and Severance Benefits Agreement, dated June 8, 1995, between the Company and John E. Stokely. (5)

       10.5 Employment and Severance Benefits Agreement, dated April 28, 1996, between the Company and John E. Stokely.

       10.6 Employment and Severance Benefits Agreement, dated August 23, 1994, between Rotelle, Inc. and John F. Rotelle. (5)

       10.7 Employment Agreement, dated October 13, 1995, between Super Rite Corporation and David G. Gundling.

       10.8 Employment Agreement, dated October 13, 1995 between Super Rite Corporation and John D. Ryder.

       10.9 Employment Agreement, dated October 13, 1995, between Super Rite Corporation and Peter Vanderveen.

       10.10 Letter Agreement, dated June 14, 1996, between the Company and Peter Vanderveen.

       10.11 Consulting Agreement, dated April 28, 1996, between the Company and Edgar E. Poore.

       10.12    Amended and Restated Long-Term Incentive Plan. (7)

       10.13    Amended and Restated Omnibus Stock Incentive Plan. (7)

       10.14    Non-Employee Directors' Stock Option Plan. (5)

       10.15 Supplemental Executive Retirement Plan and related Trust Agreement. (8)

       10.16    Executive Officer Performance Plan. (9)

       10.17    Executive Profit Sharing Deferred Income Growth Program.

                (10)

       10.18    Super Rite Corporation 1991 Omnibus Stock Incentive Plan.

                (11)

       10.19 Deferred Compensation Agreement, dated as of January 4, 1988, by and between David Gundling and Super Rite Corporation. (12)

       10.20    Bylaws of IGA, Inc., restated as of March 1, 1988. (6)

       10.21 Promissory Note and Security Agreement, dated May 18, 1992, between Market Improvement Corporation and
                Marketplace Acquisition Company. (6)

       10.23 Revised and Restated Lease Agreement, dated October 13, 1995, between G. F. Lucknow Associates, as Landlord, and

                Super Rite Foods, Inc.

       10.24 Lease, dated November 1, 1977, originally made between Safe-Chester Associates, as lessor, and Safeway Stores, Incorporated, as lessee, as assigned to Richfood. (13)

       11.1     Statement re computation of net earnings per common share.

       12.1     Statement re computation of certain ratios.

       13.1 Portions of Richfood Holdings, Inc.'s 1996 Annual Report to Shareholders.

       21.1     Subsidiaries of the Company.

       23.1     Consent of KPMG Peat Marwick LLP.

       23.2     Consent of Coopers & Lybrand L.L.P.

       27.1     Financial Data Schedule.

       The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Registrant and its subsidiaries that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

- ----------------------------

       (1) Incorporated by reference to the Company's Current Report on Form 8-K dated June 26, 1995 (Commission File No.

                     0-16900).

       (2) Incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1994 (Commission File No.

                     0-16900).

       (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 6, 1996 (Commission File No. 0-16900).

       (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended July 24, 1993 (Commission File No. 0-16900).

       (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1995 (Commission File No. 0-16900).

       (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1993 (Commission File No. 0-16900).

       (7) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended April 30, 1994 (Commission File No. 0-16900).

       (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1992 (Commission File No. 0-16900).

       (9) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended April 28, 1990 (Commission File No. 0-16900).

       (10) Incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 33-16174).

       (11) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-63447).

       (12) Incorporated by reference to the Registration Statement on Form S-4 (Commission File No. 33-30712) of Super
                     Rite Corporation (Commission File No. 0-17965).

       (13) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended April 30, 1988 (Commission File No. 0-16900).