Form 10-Q
period 1996-07-20
RICHFOOD HOLDINGS INC
filed 1996-09-03
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 20, 1996.

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

                               8258 Richfood Road
                         Mechanicsville, Virginia 23116
                         Telephone Number (804) 746-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x .  No      .

The number of shares outstanding of the Registrant's common stock as of August 27, 1996, was as follows:

                     Common Stock, without par value: 31,522,896 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

- ----------------------------------------------------------------------------------------------

                                               (Unaudited)
                                         First  Quarter Ended

                             July 20,                     July 22,
                               1996        %                1995       %

- ----------------------------------------------------------------------------------------------

Sales                     $  753,383     100.00        $  766,967    100.00
Costs and expenses, net:
     Cost of goods sold      675,484      89.66           689,968     89.96
     Operating and adminis-
          trative expenses    56,162       7.45            56,726      7.40
     Interest expense          1,674       0.22             3,764      0.49
     Interest income            (758)     (0.09)             (745)    (0.10)
                             --------     ------         ---------    ------

Earnings before income taxes  20,821       2.76            17,254      2.25

Income taxes                   8,376       1.11             7,089      0.92
                         -----------       ----      ------------      ----

Net earnings              $   12,445       1.65        $   10,165      1.33
                          ==========       ====        ==========      ====


Net earnings per common
 share                    $      .40                   $      .33
                          ==========                   ==========


Cash dividends declared
     per common share     $     .045                   $    .025
                          ==========                   ==========


Average common shares
     outstanding          31,442,057                   31,205,091
                          ==========                   ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

- --------------------------------------------------------------------------------
                                                          July 20,     April 27,
                                                           1996          1996
                                                        (Unaudited)
- --------------------------------------------------------------------------------
[S] [C]
Assets
Current assets:
   Cash and cash equivalents                         $     22,237  $     17,415
   Receivables, less allowance for doubtful
        accounts of $3,971 and $3,994                     108,251       100,385
   Inventories                                            161,481       162,461
   Other current assets                                    19,575        19,987
                                                    -------------  ------------

Total current assets                                      311,544       300,248
                                                     ------------   -----------

Notes receivable, less allowance for
   doubtful accounts of $1,732 and $1,579                  29,677        27,179
Property and equipment, net                               121,007       122,659
Goodwill, net                                              73,892        74,455
Other assets                                               40,289        39,720
                                                    -------------   -----------

Total assets                                          $   576,409    $  564,261
                                                      ===========    ==========


Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt
        and capital lease obligations                $     10,447  $     10,712
   Accounts payable                                       196,075       187,010
   Accrued expenses and other current liabilities          60,807        61,698
                                                      -----------   -----------

Total current liabilities                                 267,329       259,420
                                                       ----------    ----------

Long-term debt and capital lease obligations               77,773        87,031
Deferred credits and other                                 18,764        18,248

Shareholders' equity:
   Preferred stock, without par value; authorized
        5,000,000 shares; none issued or outstanding       -              -
   Common stock, without par value; authorized
        60,000,000 shares; issued and outstanding
        31,518,390  and 31,325,068                         67,503        66,964
   Retained earnings                                      145,040       132,598
                                                      -----------   -----------

Total shareholders' equity                                212,543       199,562
                                                      -----------   -----------

Total liabilities and shareholders' equity            $   576,409    $  564,261
                                                      ===========    ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

- ------------------------------------------------------------------------------
                                                             (Unaudited)
                                                             Year-to-Date
                                                        July 20,       July 22,
                                                          1996           1995
- ------------------------------------------------------------------------------
Operating activities:
   Net earnings                                         $  12,445      $ 10,165
   Adjustments to conform fiscal year of
         pooled company:  net earnings                         --         2,548
                          non-cash components                  --         1,959

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                        6,709         6,894
       Provision for doubtful accounts                        785           587
       Other, net                                             (85)       (1,491)
       Changes in operating assets and liabilities:
         Receivables                                       (6,306)      (10,589)
         Inventories                                          980        (4,705)
         Other current assets                                 412           286
         Accounts payable, accrued expenses
             and other liabilities                         10,096        (4,465)
                                                     ------------   ------------

Net cash provided by operating activities                  25,036         1,189
                                                       ----------   -----------

Investing activities:
   Purchases of property and equipment                     (3,684)       (4,836)
   Issuance of notes receivable                            (6,493)       (3,849)
   Collections on notes receivable                          2,079         4,233
   Other, net                                              (2,409)         (812)
                                                        ------------ -----------

Net cash used for investing activities                    (10,507)       (5,264)
                                                       -----------  ------------

Financing activities:
   Net repayments on long-term debt and capital
       lease obligations                                   (9,523)      (20,322)
   Proceeds from issuance of common stock
       under employee stock incentive plans                   759           127
   Cash dividends paid on common stock                       (943)         (536)
                                                    --------------  -------------

Net cash used for financing activities                     (9,707)      (20,731)
                                                     -------------  ------------

Net increase/(decrease) in cash and cash equivalents        4,822       (24,806)

Cash and cash equivalents at beginning of period           17,415        29,381
                                                     ------------   -----------

Cash and cash equivalents at end of period           $     22,237  $      4,575
                                                     ============  ============

See accompanying Notes to the Consolidated Financial Statements.






                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 27, 1996, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 27, 1996
         ("fiscal 1996"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations.
         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Richfood Holdings, Inc., and subsidiaries included in its Annual Report on Form 10-K for fiscal 1996. The results of operations for the twelve week period ended July 20, 1996, may not be indicative of the results that may be expected for the fiscal year ending May 3, 1997 ("fiscal 1997").

Note 2.  Effective  October 15, 1995,  Super Rite  Corporation  ("Super Rite"),
         a full service wholesale and retail grocery distributor  headquartered in Harrisburg, Pennsylvania, became a  wholly-owned  subsidiary  of
         Richfood Holdings,  Inc.  (the  "Super  Rite Acquisition").   The
         Super   Rite Acquisition   has  been   accounted   for  as  a
         pooling-of-interests, which  requires  that the  historical consolidated  financial statements  of the Company  and Super Rite as of and for the  periods ended prior to the effective time of the Super
         Rite  Acquisition  be combined as if the  transaction had occurred as of the beginning of the earliest  period  presented.  The  historical consolidated  financial statements  presented herein for the twelve weeks ended July 22,  1995, included  thirteen  weeks  of Super  Rite's financial  information. The Company has  conformed  certain of Super
         Rite's  accounting practices and methods to its own in  conjunction with the  restatement of the prior  historical  consolidated financial statements in accordance with the pooling-of-interests method.

         Super Rite previously used the fiscal year ending on the Saturday closest to February 29th or March 1st for its financial reporting purposes. In order to conform to the Company's fiscal year, Super
         Rite's net earnings of $2,548, on sales of $228,113, for the eight week period from March 5, 1995, to April 29, 1995, have been reflected as a direct adjustment to retained earnings.





                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (Amounts in thousands)

         Sales and net earnings of the separate companies, and their respective subsidiaries, for the quarter ended July 22, 1995, were as follows:

                                                             (Unaudited)
                                                           July 22, 1995
                                                             (12 Weeks)

         Sales:
              Richfood Holdings, Inc.                     $    395,776
              Super Rite Corporation                           372,333(a)
              Adjustments to conform certain of Super
                Rite's accounting practices and methods         (1,142)
           Combined                                       $    766,967

         Net earnings:
              Richfood Holdings, Inc.                   $        6,366
              Super Rite Corporation                             2,971(a)
              Adjustments to conform certain of Super
                 Rite's accounting practices and methods           828
                                                          ------------
           Combined                                      $      10,165
                                                         =============


(a) Reflects operating results of Super Rite Corporation and subsidiaries for the thirteen week period from April 30, 1995, to July 29, 1995.

Note 3. On August 29, 1996, the Board of Directors of the Company declared a three-for-two split of the Company's Common Stock. The additional shares issuable in the split will be distributed on or about
         September 30, 1996, to shareholders of record on September 16, 1996.
         The Board of Directors also declared a quarterly cash dividend of $0.045 per share before giving effect to the three-for-two split
         (equivalent to $0.03 per share after the split) payable on or about
         September 30, 1996, to shareholders of record on September 16, 1996.


Note 4. The Company is party to various legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or operations.





ITEM 2. Management's   Discussion and Analysis of Financial Condition and
Results of Operations.

Results of Operations

        Sales of $753.4 million for the twelve week period ended July 20, 1996, consisted of $722.1 million of wholesale grocery sales and $77.0 million of retail grocery sales. Wholesale grocery sales included $45.7 million of intersegment sales to the Company's retail grocery division. Wholesale grocery sales of $722.1 million decreased $4.5 million, or 0.6%, as compared to sales of $726.6 million for the same period last fiscal year. The Company's results of operations for the first quarter of fiscal 1996 included thirteen weeks of operations for Super Rite, compared to twelve weeks in the first quarter of fiscal 1997. Excluding the additional week in the fiscal 1996 first quarter for Super Rite, wholesale grocery sales would have increased $21.0 million, or 3.0%.
This increase was primarily attributable to sales to customers who expanded their retail operations and increased sales to existing customers. Retail grocery sales of $77.0 million decreased $1.6 million, or 2.0%, compared to sales of $78.6 million for the same period last fiscal year. Sales for the METRO/BASICS Retail Division were flat on a comparable store basis for the first quarter of fiscal 1997, compared to the first quarter of fiscal 1996, and excluding the effect of the additional week in the fiscal 1996 first quarter for Super Rite, increased 6.0% on a total store basis. This increase was primarily attributable to increased sales from two new BASICS stores purchased in January
1996 and one new METRO store opened in April 1996.

        Gross margin was 10.34% of sales for the twelve week period ended July
20, 1996, compared to 10.04% of sales for the same period last fiscal year. The increase in gross margin was primarily attributable to increased gross margins in the Company's retail operations, resulting from an emphasis on sales of goods in categories with higher margins such as meat, perishables and private label items.

        Operating and administrative expenses for the twelve week period ended
July 20, 1996, were $56.2 million, or 7.45% of sales, compared to $56.7 million, or 7.40% of sales, for the same period last fiscal year.

        Interest expense for the twelve week period ended July 20, 1996, was $1.7 million, compared to $3.8 million for the same period last fiscal year. The decrease is primarily due to the Company's ability to generate cash flow from operations, some of which was used: to reduce average borrowings under revolving credit facilities; for the early extinguishment of $27.5 million of Super Rite
Senior Notes during the third and fourth quarters of fiscal 1996; for the repayment of borrowings under a $25.0 million Super Rite term loan facility in the third quarter of fiscal 1996; and for the payment in July 1996, of $9.0 million on the Company's $45.0 million 6.15% Senior Notes.

        The Company's effective income tax rate was 40.2% and 41.1% for the twelve week periods ended July 20, 1996, and July 22, 1995, respectively. The lower effective tax rate for the twelve week period ended July 20, 1996, is attributable to certain state tax planning initiatives.

        Net earnings for the twelve week period ended July 20, 1996, were $12.4 million, or $0.40 per share, a 22.4% increase over net earnings of $10.2 million, or $0.33 per share for the same period last fiscal year.




Liquidity and Capital Resources

        Cash and cash equivalents were $22.2 million at July 20, 1996, compared to $17.4 million at April 27, 1996.

        Net cash provided by operating activities for the twelve week period ended July 20, 1996 was $25.0 million. This amount primarily included net earnings of $12.4 million and depreciation and amortization of $6.7 million.

        Working capital increased from $40.8 million at April 27, 1996 to $44.2 million at July 20, 1996. The ratio of current assets to current liabilities was
1.17 at July 20, 1996, compared to 1.16 at April 27, 1996.

        Net cash used for investing activities of $10.5 million for the twelve week period ended July 20, 1996 included $3.7 million of capital expenditures.
Capital expenditures included capital employed for the construction of a new
METRO store, the conversion of an existing BASICS store to the METRO format and improvements to the fluid dairy and warehouse distribution centers.

        The Company remains committed to providing secured financing to retail customers. Loans issued to retailers were $6.5 million for the twelve week period ended July 20, 1996, and were offset by $2.1 million of repayments by retailers.

        Net cash used for financing activities of $9.7 million for the twelve week period ended July 20, 1996, consisted primarily of $9.5 million of net repayments on long-term debt and capital lease obligations. The $9.5 million of net repayments primarily related to the initial principal payment of $9.0 million, in July 1996, on the Company's $45.0 million 6.15% Senior Notes. Net repayments on long-term debt of $20.3 million for the twelve week period ended
July 22, 1995, primarily consisted of $18.0 million of net repayments on a revolving credit facility and $1.5 million of repayments on a term loan facility.

        The Company's long-term debt, including capital leases and current maturities, was $88.2 million at July 20, 1996, compared to $97.7 million at April 27, 1996. The ratio of long-term debt, including capital leases and current maturities, to equity was 0.42 to 1 at July 20, 1996, and 0.49 to 1 at April 27, 1996.

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

                                                  RICHFOOD HOLDINGS, INC.

     Date:   September 3, 1996                    By /s/ J. Stuart Newton
                                                  -------------------------
                                                         J. Stuart Newton
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer




                                  EXHIBIT INDEX

Exhibit 11.1         Earnings Per Share Calculation
Exhibit 27.1         Financial Data Schedule



