Form 10-Q
period 1996-10-12
RICHFOOD HOLDINGS INC
filed 1996-11-26
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 12, 1996.

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period_______________ to  ___________________.

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

The number of shares outstanding of the Registrant's common stock as of November 21, 1996, was as follows:

              Common Stock, without par value: 47,284,489 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

----------------------------------------------------------------------------------------------
                                                       (Unaudited)
                                                   Second  Quarter Ended
                                   -----------------------------------------------------------
                                   October 12,                        October 14,
                                      1996          %                    1995          %
----------------------------------------------------------------------------------------------
Sales                             $  739,640      100.00              $  717,543     100.00
Costs and expenses, net:
     Cost of goods sold              662,020       89.51                 648,835      90.42
     Operating and adminis-
          trative expenses            55,898        7.55                  49,868       6.95
     Interest expense                  1,585        0.21                   3,103       0.43
     Interest income                    (838)      (0.11)                   (754)     (0.10)
                                     --------      ------               ---------     ------
Earnings before income taxes          20,975        2.84                  16,491       2.30
Income taxes                           8,403        1.14                   6,641       0.93
                                 -----------        ----            ------------       ----
Net earnings                      $   12,572        1.70             $     9,850       1.37
                                  ==========        ====             ===========       ====

Net earnings per common share     $      .27                         $       .21
                                  ==========                         ===========

Cash dividends declared
     per common share             $      .03                         $       .02
                                  ==========                         ===========

Average common shares
     outstanding                  47,283,785                          46,815,254
                                  ==========                          ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------------------
                                                      (Unaudited)
                                                      Year-to-Date
                                   ---------------------------------------------------------
                                   October 12,                        October 14,
                                      1996          %                    1995          %
--------------------------------------------------------------------------------------------
Sales                           $  1,493,023      100.00            $  1,484,510     100.00
Costs and expenses, net:
     Cost of goods sold            1,337,504       89.58               1,338,803      90.19
     Operating and adminis-
          trative expenses           112,060        7.51                 106,594       7.18
     Interest expense                  3,259        0.22                   6,867       0.46
     Interest income                  (1,596)      (0.11)                 (1,499)     (0.10)
                                   ----------      ------             -----------     ------

Earnings before income taxes          41,796        2.80                  33,745       2.27

Income taxes                          16,779        1.12                  13,730       0.92
                                ------------        ----           -------------       ----

Net earnings                      $   25,017        1.68            $     20,015       1.35
                                  ==========        ====            ============       ====


Net earnings per common share     $      .53                        $        .43
                                  ==========                        ============


Cash dividends declared
     per common share             $      .06                        $        .04
                                  ==========                        ============


Average common shares
     outstanding                  47,223,435                          46,811,673
                                  ==========                        ============

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

--------------------------------------------------------------------------------------------------
                                                                      October 12,      April 27,
                                                                         1996             1996
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                      $     20,825    $     17,415
    Receivables, less allowance for doubtful
         accounts of $3,966 and $3,994                                   117,842         100,385
    Inventories                                                          172,958         162,461
    Other current assets                                                  19,631          19,987
                                                                   -------------    ------------

Total current assets                                                     331,256         300,248
                                                                    ------------     -----------

Notes receivable, less allowance for
    doubtful accounts of $1,775 and $1,579                                34,739          27,179
Property and equipment, net                                              124,644         122,659
Goodwill, net                                                             85,898          74,455
Other assets                                                              51,374          39,720
                                                                   -------------     -----------

Total assets                                                         $   627,911      $  564,261
                                                                     ===========      ==========


Liabilities and Shareholders' Equity
  Current liabilities:
    Current installments of long-term debt
         and capital lease obligations                              $     10,874    $     10,712
    Accounts payable                                                     230,085         187,010
    Accrued expenses and other current liabilities                        63,621          61,698
                                                                     -----------     -----------

Total current liabilities                                                304,580         259,420
                                                                      ----------      ----------

Long-term debt and capital lease obligations                              78,553          87,031
Deferred credits and other                                                19,607          18,248

Shareholders' equity:
    Preferred stock, without par value; authorized
         5,000,000 shares; none issued or outstanding                     -                -
    Common stock, without par value; authorized
         90,000,000 shares; issued and outstanding
         47,291,895  and 46,987,602                                       68,974          66,964
    Retained earnings                                                    156,197         132,598
                                                                     -----------     -----------

Total shareholders' equity                                               225,171         199,562
                                                                     -----------     -----------

Total liabilities and shareholders' equity                           $   627,911      $  564,261
                                                                     ===========      ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

---------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                             Year-to-Date
                                                                     -----------------------------
                                                                     October 12,     October 14,
                                                                         1996          1995
---------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                     $  25,017       $  20,015
    Adjustments to conform fiscal year of
         pooled company:  net earnings                                      --           2,548
                          non-cash components                               --           1,959

    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                   12,920          13,271
        Provision for doubtful accounts                                  1,517           1,535
        Other, net                                                        (477)           (673)
        Changes in operating assets and liabilities,
          net of effects of acquisitions:
           Receivables                                                 (14,357)        (22,353)
           Inventories                                                  (9,801)        (20,638)
           Other current assets                                            433            (811)
           Accounts payable, accrued expenses
              and other liabilities                                     49,486          18,105
                                                                    ----------      ----------

Net cash provided by operating activities                               64,738          12,958
                                                                    ----------      ----------

Investing activities:
    Acquisitions, net of cash acquired                                 (26,098)             --
    Purchases of property and equipment                                (10,038)         (8,021)
    Issuance of notes receivable                                       (13,972)         (8,001)
    Collections on notes receivable                                      5,760           6,575
    Other, net                                                          (6,113)         (3,113)
                                                                    ----------      ----------
Net cash used for investing activities                                 (50,461)        (12,560)
                                                                    -----------     ----------

Financing activities:
    Net repayments on long-term debt and capital
        lease obligations                                               (9,316)        (24,846)
    Proceeds from issuance of common stock
        under employee stock incentive plans                               810             220
    Cash dividends paid on common stock                                 (2,361)         (1,072)
                                                                    -----------     ----------

Net cash used for financing activities                                 (10,867)        (25,698)
                                                                    -----------     ----------

Net increase/(decrease) in cash and cash equivalents                     3,410         (25,300)

Cash and cash equivalents at beginning of period                        17,415          29,381
                                                                    ----------      ----------

Cash and cash equivalents at end of period                          $   20,825      $    4,081
                                                                    ==========      ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 27, 1996, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 27, 1996 ("fiscal 1996"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Annual Report on Form 10-K for fiscal 1996. The results of operations for the twelve and twenty-four week periods ended October 12, 1996, may not be indicative of the results that may be expected for the fiscal year ending May 3, 1997 ("fiscal 1997").

Note 2. On September 30, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Norristown Wholesale, Inc. ("Norristown"), a wholesale distributor of produce and other perishable food items. Assets acquired primarily consisted of inventory, accounts receivable, warehouse and transportation equipment and a customer list. The Company also assumed the lease for Norristown's transportation fleet. The Company accounted for the acquisition under the purchase method and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. Norristown, with revenues of approximately $120,000 for its fiscal year ended December 30, 1995, is headquartered near Philadelphia, Pennsylvania.

Note 3. Effective October 15, 1995, Super Rite Corporation ("Super Rite"), a full service wholesale and retail grocery distributor headquartered in Harrisburg, Pennsylvania, became a wholly-owned subsidiary of Richfood Holdings, Inc. (the "Super Rite Acquisition"). The Super Rite Acquisition was accounted for as a pooling-of-interests, which requires that the historical consolidated financial statements of the Company and Super Rite as of and for the periods ended prior to the effective time of the Super Rite Acquisition be combined as if the transaction had occurred as of the beginning of the earliest period presented. The historical consolidated financial statements presented herein for the twelve and twenty-four weeks ended October 14, 1995, include eleven and twenty-four weeks, respectively, of Super Rite's financial information. The Company conformed certain of Super Rite's accounting practices and methods to its own in conjunction with the restatement of the prior historical consolidated financial statements in accordance with the pooling-of-interests method.

           Super Rite previously used the fiscal year ending on the Saturday closest to February 29th or March 1st for its financial reporting purposes. In order to conform to the Company's fiscal year, Super Rite's net earnings of $2,548, on sales of $228,113, for the eight week period from March 5, 1995, to April 29, 1995, were reflected as a direct adjustment to retained earnings for the fiscal year ended April 27, 1996.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (Amounts in thousands)

           Sales and net earnings of the separate companies, and their respective subsidiaries, for the twelve and twenty-four week periods ended October 14, 1995, were as follows:

                                                            (Unaudited)
                                                October 14, 1995    October 14, 1995
(in thousands)                                      (12 Weeks)          (24 weeks)
------------------------------------------------------------------------------------
Sales:
    Richfood Holdings, Inc.                          $387,156          $  782,932
    Super Rite Corporation                            331,530(a)          703,244
    Adjustments to conform certain of Super Rite's
       accounting practices and  methods               (1,143)             (1,666)
                                                     ---------         ----------
 Combined                                            $717,543          $1,484,510
                                                     =========         ==========

Net earnings:
    Richfood Holdings, Inc.                          $  6,537          $   12,903
    Super Rite Corporation                              3,084(a)            6,054
    Adjustments to conform certain of Super Rite's
       accounting practices and  methods                  229               1,058
                                                     ---------         ----------
 Combined                                            $  9,850          $   20,015
                                                     =========         ==========

(a) Reflects operating results of Super Rite Corporation and subsidiaries for the eleven week period from July 30, 1995, to October 14, 1995.

Note 4. On August 29, 1996, the Company's Board of Directors declared a three-for-two common stock split payable September 30, 1996, to shareholders of record on September 16, 1996. All references to common share and per common share data for previously reported periods have been adjusted to reflect the stock split.

Note 5. The Company is party to various legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Sales of $739.6 million for the twelve week period ended October 12, 1996, consisted of $711.1 million of wholesale grocery sales and $75.9 million of retail grocery sales. The Company's results of operations for the second quarter of fiscal 1996 included eleven weeks of operations for Super Rite, compared to twelve weeks in the second quarter of fiscal 1997. Wholesale grocery sales included $47.4 million of intersegment sales to the Company's retail grocery division. Wholesale grocery sales of $711.1 million increased $26.6 million, or 3.89%, as compared to wholesale grocery sales of $684.5 million for the same period last fiscal year. Adjusting for the effect of one less week in the fiscal 1996 second quarter for Super Rite, wholesale grocery sales would have decreased $0.5 million, or 0.7%. Retail grocery sales of $75.9 million increased $9.9 million, or 15.0%, compared to sales of $66.0 million for the same period last fiscal year. This increase was primarily attributable to retail grocery sales from three stores purchased in February 1996, two of which are currently operating as BASICS stores and one of which is currently operating as a METRO store, and the opening of one new METRO store in September 1996. Sales for the METRO/BASICS Retail Division decreased 1.7% on a comparable store basis for the second quarter of fiscal 1997, compared to the second quarter of fiscal 1996.

         Sales of $1.49 billion for the twenty-four week period ended October 12, 1996, consisted of $1.43 billion of wholesale grocery sales and $152.9 million of retail grocery sales. Wholesale grocery sales included $93.1 million of intersegment sales to the Company's retail grocery division. Wholesale grocery sales of $1.43 billion increased $22.1 million, or 1.6%, as compared to wholesale grocery sales of $1.41 billion for the same period last fiscal year. The increase in wholesale grocery sales is primarily attributable to sales to customers who expanded their retail operations. Retail grocery sales of $152.9 million increased $8.3 million, or 5.8%, compared to retail grocery sales of $144.6 million for the same period last fiscal year. Sales for the METRO/BASICS Retail Division decreased 1.3% on a comparable store basis for the twenty-four weeks period ended October 12, 1996, compared to the same period last fiscal year.

         Gross margin was 10.49% and 10.42% of sales for the twelve and twenty-four week periods ended October 12, 1996, respectively, compared to 9.58% and 9.81% of sales for the twelve and twenty-four week periods ended October 14, 1995, respectively. Operating and administrative expenses were 7.55% and 7.51% of sales for the twelve and twenty-four week periods ended October 12, 1996, respectively, compared to 6.95% and 7.18% of sales for the twelve and twenty-four week periods ended October 14, 1995, respectively. The increases in gross margin and operating and administrative expenses, as a percent of sales, were influenced by increased gross margin and operating and administrative expenses in the Company's retail operations.

         Interest expense for the twelve and twenty-four week periods ended October 12, 1996, was $1.6 million and $3.3 million, respectively, compared to $3.1 million and $6.9 million for the same periods last fiscal year. The decrease is primarily due to the Company's ability to generate cash flow from operations, some of which was used: to reduce average borrowings under revolving credit facilities; for the early extinguishment of $27.5 million of Super Rite Senior Notes during the third and fourth quarters of fiscal 1996; for the repayment of borrowings under a $25.0 million Super Rite term loan facility in the third quarter of fiscal 1996; and for the initial principal repayment of $9.0 million, in July 1996, of the Company's $45.0 million 6.15% Senior Notes.

         The Company's effective income tax rate was 40.1% for both the twelve and twenty-four week periods ended October 12, 1996, compared to 40.3% and 40.7% for the twelve and twenty-four week periods ended October 14, 1995, respectively.

         Net earnings for the twelve week period ended October 12, 1996, were $12.6 million, or $0.27 per share, a 27.6% increase over net earnings of $9.9 million, or $0.21 per share, for the same period last fiscal year. Net earnings for the twenty-four week period ended October 12, 1996, were $25.0 million, or $0.53 per share, a 25.0% increase over net earnings of $20.0 million, or $0.43 per share, for the same period last fiscal year.

Liquidity and Capital Resources

         Cash and cash equivalents were $20.8 million at October 12, 1996, compared to $17.4 million at April 27, 1996.

         Net cash provided by operating activities for the twenty-four week period ended October 12, 1996, was $64.7 million. This amount primarily consisted of net earnings of $25.0 million, depreciation and amortization of $12.9 million and cash provided from working capital changes, net of the effects of acquisitions, of $25.8 million. Working capital decreased from $40.8 million at April 27, 1996, to $26.7 million at October 12, 1996. The ratio of current assets to current liabilities was 1.09 at October 12, 1996, compared to 1.16 at April 27, 1996. The decrease in working capital from April 27, 1996, to October 12, 1996, related primarily to an increase in accounts payable resulting from the Company's continued focus on effective accounts payable management, offset in part by an increase in inventories.

         Net cash used for investing activities was $50.5 million for the twenty-four week period ended October 12, 1996. On September 30, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Norristown, a wholesale distributor of produce and other perishable food items headquartered near Philadelphia, Pennsylvania. The purchase price of approximately $26.1 million was funded with internally generated funds.

         Capital expenditures of $10.0 million for the twenty-four week period ended October 12, 1996, included capital employed for the construction of a new METRO store, the conversion of an existing BASICS store to the METRO format, a METRO store remodel and improvements to the fluid dairy and wholesale distribution centers.

         The Company remains committed to providing secured financing to retail customers. Loans issued to retailers were $14.0 million for the twenty-four week period ended October 12, 1996, and were offset in part by $5.8 million of repayments by retailers.

         Net cash used for financing activities of $10.9 million for the twenty-four week period ended October 12, 1996, consisted primarily of $9.3 million of net repayments on long-term debt and capital lease obligations. The $9.3 million of net repayments primarily related to the initial principal repayment of $9.0 million in July 1996, of the Company's 6.15% Senior Notes. Net repayments on long-term debt of $24.8 million for the twenty-four week period ended October 14, 1995, primarily consisted of $20.2 million of net repayments on a revolving credit facility and $3.0 million of repayments on a term loan facility.

         The Company's long-term debt, including capital leases and current maturities, was $89.4 million at October 12, 1996, compared to $97.7 million at April 27, 1996. The ratio of long-term debt, including capital leases and current maturities, to equity was 0.40 to 1 at October 12, 1996, and 0.49 to 1 at April 27, 1996.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

Other

         Michael E. Julian, Jr. resigned his position as a Director of the Company, effective November 7, 1996, to allow him to devote more time in his position as Chairman, President and Chief Executive Officer of Farm Fresh, Inc.

                           PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on August 29, 1996. The following proposals were submitted to the shareholders:

        (1)  to elect 13 directors of  the Company to serve until the next
             annual meeting of shareholders;   and
        (2) to approve the amendment and restatement of the Richfood Holdings, Inc. Omnibus Stock Incentive Plan.

        Shareholders elected all nominees for director and approved the amendment and restatement of the Richfood Holdings, Inc. Omnibus Stock Incentive Plan. The number of votes cast with respect to each of the above matters was as follows:

                                                          Withheld
Election of Directors               For        Against   Authority   Abstain
---------------------             -------------------------------------------
Donald D. Bennett                 22,686,926         --    311,050         --
Roger L. Gregory                  22,981,812         --     16,164         --
Grace E. Harris                   22,982,352         --     15,624         --
John C. Jamison                   22,988,563         --      9,413         --
Michael E. Julian, Jr.            22,714,652         --    283,324         --
G. Gilmer Minor, III              22,686,903         --    311,073         --
Claude B. Owen, Jr.               22,987,286         --     10,863         --
John F. Rotelle                   22,485,714         --    512,262         --
Albert F. Sloan                   22,987,113         --     10,863         --
John E. Stokely                   22,691,249         --    306,727         --
George H. Thomazin                22,987,763         --     10,213         --
James E. Ukrop                    22,808,133         --    189,843         --
Edward Villanueva                 22,893,476         --    104,500         --


                                                           Non-
                                    For        Against     Votes     Abstain
                                  -------------------------------------------
Amendment and Restatement of
----------------------------
Richfood Holdings, Inc. Omnibus
-------------------------------
Stock Incentive Plan              18,261,348  4,390,085    225,451    121,092
--------------------
        No other business came before the meeting.


Item 6.  Exhibits and Reports on Form 8-K
      (a)  Exhibits
             Exhibit 11.1-Earnings Per Share Calculation
             Exhibit 27.1-Financial Data Schedule

      (b)  Reports on Form 8-K
              1. Current Report on Form 8-K, dated August 29, 1996, reporting
             (under Item 5 thereof) the three-for-two split of the Company's Common Stock.
              2. Current Report on Form 8-K, dated September 6, 1996, reporting
             (under Item 4 thereof) the change in the Company's independent public accountants.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RICHFOOD HOLDINGS, INC.


      Date:   November 25, 1996         By  /s/ J. Stuart Newton
                                            ----------------------
                                            J. Stuart Newton
                                            Senior Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit 11.1              Earnings Per Share Calculation
Exhibit 27.1              Financial Data Schedule