Form 10-Q
period 1997-01-04
RICHFOOD HOLDINGS INC
filed 1997-02-18
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 4, 1997.

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

The number of shares outstanding of the Registrant's common stock as of February 12, 1997, was as follows:

             Common Stock, without par value: 47,337,489 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)


-------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                     Third Quarter Ended
                                                 ------------------------------------------------------------

                                                  January 4,                        January 6,
                                                    1997               %              1996               %
-------------------------------------------------------------------------------------------------------------
Sales                                            $   807,272         100.00         $  766,802         100.00
Costs and expenses, net:
     Cost of goods sold                              721,779          89.41            691,071          90.12
     Operating and adminis-
          trative expenses                            59,432           7.36             53,831           7.02
     Merger and integration costs                         --             --             11,993           1.57
     Interest expense                                  1,913           0.24              3,020           0.39
     Interest income                                    (776)         (0.10)              (782)         (0.10)
                                                 -----------         ------         ----------         ------

Earnings before income taxes
   and extraordinary loss                             24,924           3.09              7,669           1.00

Income taxes                                           9,924           1.23              3,895           0.51
                                                 -----------           ----         ----------         ------

Earnings before
   extraordinary loss                                 15,000           1.86              3,774           0.49

Extraordinary loss,
   net of tax                                             --             --             (1,002)         (0.13)
                                                 -----------           ----         ----------         ------

Net earnings                                     $    15,000           1.86         $    2,772           0.36
                                                 ===========           ====         ==========         ======

Earnings per common share:
    Earnings before
        extraordinary loss                       $       .32                        $      .08
    Extraordinary loss, net of tax                        --                              (.02)
                                                 -----------                        ----------

    Net earnings                                 $       .32                        $      .06
                                                 ===========                        ==========


Cash dividends declared
     per common share                            $       .03                        $      .02
                                                 ===========                        ==========


Average common shares
     outstanding                                  47,325,705                        46,857,027
                                                 ===========                        ==========


See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)


----------------------------------------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                         Year-to-Date
                                                ----------------------------------------------------------------

                                                  January 4,                          January 6,
                                                     1997               %                1996               %
---------------------------------------------------------------------------------------------------------------
Sales                                           $  2,300,295         100.00         $  2,251,312         100.00
Costs and expenses, net:
     Cost of goods sold                            2,059,283          89.52            2,029,874          90.16
     Operating and adminis-
          trative expenses                           171,492           7.46              160,425           7.13
     Merger and integration costs                         --             --               11,993           0.53
     Interest expense                                  5,172           0.22                9,887           0.44
     Interest income                                  (2,372)         (0.10)              (2,281)         (0.10)
                                                ------------         ------         ------------         ------

Earnings before income taxes
   and extraordinary loss                             66,720           2.90               41,414           1.84

Income taxes                                          26,703           1.16               17,625           0.78
                                                ------------         ------         ------------         ------

Earnings before
   extraordinary loss                                 40,017           1.74               23,789           1.06

Extraordinary loss,
   net of tax                                             --             --               (1,002)         (0.05)
                                                ------------         ------         ------------         ------

Net earnings                                    $     40,017           1.74         $     22,787           1.01
                                                ============         ======         ============         ======

Earnings per common share:
    Earnings before
        extraordinary loss                      $        .85                        $        .51
    Extraordinary loss, net of tax                        --                                (.02)
                                                ------------                        ------------

    Net earnings                                $        .85                        $        .49
                                                ============                        ============


Cash dividends declared
     per common share                           $        .09                        $        .06
                                                ============                        ============


Average common shares
     outstanding                                  47,257,605                          46,827,293
                                                ============                        ============




See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)


------------------------------------------------------------------------------------
                                                           January 4,    April 27,
                                                              1997          1996
                                                          (Unaudited)
------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                            $    12,302   $     17,415
     Receivables, less allowance for doubtful
          accounts of $3,852 and $3,994                       106,120        100,385
     Inventories                                              178,960        162,461
     Other current assets                                      20,294         19,987
                                                          -----------   ------------

Total current assets                                          317,676        300,248
                                                          -----------   ------------

Notes receivable, less allowance for
     doubtful accounts of $1,616 and $1,579                    34,559         27,179
Property and equipment, net                                   123,085        122,659
Goodwill, net                                                  85,154         74,455
Other assets                                                   50,872         39,720
                                                          -----------   ------------

Total assets                                              $   611,346   $    564,261
                                                          ===========   ============


Liabilities and Shareholders' Equity
     Current liabilities:
     Current installments of long-term debt
          and capital lease obligations                   $    10,098   $     10,712
     Accounts payable                                         200,535        187,010
     Accrued expenses and other current liabilities            64,359         61,698
                                                          -----------   ------------

Total current liabilities                                     274,992        259,420
                                                          -----------   ------------

Long-term debt and capital lease obligations                   78,456         87,031
Deferred credits and other                                     19,135         18,248

Shareholders' equity:
     Preferred stock, without par value; authorized
          5,000,000 shares; none issued or outstanding              -              -
     Common stock, without par value; authorized
          90,000,000 shares; issued and outstanding
          47,335,250  and 46,987,602                           68,981         66,964
     Retained earnings                                        169,782        132,598
                                                          -----------   ------------

Total shareholders' equity                                    238,763        199,562
                                                          -----------   ------------

Total liabilities and shareholders' equity                $   611,346   $    564,261
                                                          ===========   ============



See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


-------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                       Year-to-Date
                                                                       ------------
                                                                   January 4,    January 6,
                                                                     1997          1996
-------------------------------------------------------------------------------------------
Operating activities:
     Net earnings                                                 $  40,017      $  22,787
     Adjustments to conform fiscal year of
         pooled company:  net earnings                                   --          2,548
                          non-cash components                            --          1,959

     Adjustments to  reconcile  net  earnings to net cash
       provided by operating activities:
           Depreciation and amortization                             20,384         20,363
           Provision for doubtful accounts                            2,846          3,276
           Extraordinary loss-loss on debt extinguishment,
              non-cash component                                         --            673
           Other, net                                                  (421)        (2,805)
            Changes in operating assets and liabilities, net of
              effects of acquisitions:
                 Receivables                                         (1,117)         5,617
                 Inventories                                        (15,803)       (22,867)
                 Other current assets                                  (230)           729
                 Accounts payable, accrued expenses
                    and other liabilities                            18,939         19,427
                                                                  ---------      ---------

Net cash provided by operating activities                            64,615         51,707
                                                                  ---------      ---------

Investing activities:
     Acquisitions, net of cash acquired                             (26,098)            --
     Purchases of property and equipment                            (12,687)        (9,504)
     Issuance of notes receivable                                   (18,097)        (9,038)
     Collections on notes receivable                                  7,222          9,031
     Other, net                                                      (6,940)        (3,823)
                                                                  ---------      ---------

Net cash used for investing activities                              (56,600)       (13,334)
                                                                  ---------      ---------

Financing activities:
     Net repayments on long-term debt and capital
         lease obligations                                          (10,189)       (62,027)
     Proceeds from issuance of common stock
         under employee stock incentive plans                           834            431
     Cash dividends paid on common stock                             (3,773)        (2,009)
                                                                  ---------      ---------

Net cash used for financing activities                              (13,128)       (63,605)
                                                                  ---------      ---------

Net decrease in cash and cash equivalents                            (5,113)       (25,232)

Cash and cash equivalents at beginning of period                     17,415         29,381
                                                                  ---------      ---------

Cash and cash equivalents at end of period                        $  12,302      $   4,149
                                                                  =========      =========



See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

Note 1.        The consolidated financial statements of Richfood Holdings, Inc.
               and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of April 27, 1996, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 27, 1996 ("fiscal 1996"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Annual Report on Form 10-K for fiscal 1996. The results of operations for the twelve and thirty-six week periods ended January 4, 1997, may not be indicative of the results that may be expected for the fiscal year ending May 3, 1997 ("fiscal 1997").

Note 2. On September 30, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Norristown Wholesale, Inc. ("Norristown"), a wholesale distributor of produce and other perishable food items. Assets acquired primarily consisted of inventory, accounts receivable, warehouse and transportation equipment and a customer list. The Company also assumed the lease for Norristown's transportation fleet. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. Norristown, with revenues of approximately $120,000 for its fiscal year ended December 30, 1995, is headquartered near Philadelphia, Pennsylvania.

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

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (AMOUNTS IN THOUSANDS)

        Sales  and net  earnings  of the  separate  companies,  and their
        respective   subsidiaries,   for  the  twenty-four   week  period
        preceding the October 15, 1995 merger were as follows:


                                                                 (Unaudited)
                                                                 October 14,
       (in thousands)                                                 1995
                                                                  (24 Weeks)
       ---------------------------------------------------------------------
        Sales:
            Richfood Holdings, Inc.                           $      782,932
            Super Rite Corporation                                   703,244
               Adjustments to conform certain of Super Rite's
               accounting practices and  methods                      (1,666)
                                                              --------------
         Combined                                             $    1,484,510
                                                              ==============

        Net earnings:
            Richfood Holdings, Inc.                           $       12,903
            Super Rite Corporation                                     6,054
            Adjustments to conform certain of Super Rite's
               accounting practices and  methods                       1,058
                                                              --------------
         Combined                                             $       20,015
                                                              ==============


Note 4. The extraordinary loss, net of tax, of $1.0 million for the twelve and thirty-six week periods ended January 6, 1996, primarily related to the repurchase, at market prices above par, of approximately $9.7 million principal amount of the 10-5/8% Super Rite Senior Subordinated Notes, due April 1, 2002 ("Senior Subordinated Notes") and was comprised of the amount paid in excess of their par value and the write-off of related deferred financing costs.

Note 5. On August 29, 1996, the Company's Board of Directors declared a three-for-two common stock split payable September 30, 1996, to shareholders of record on September 16, 1996. All references to common share and per common share data for previously reported periods have been adjusted to reflect the stock split.

Note 6. The Company is party to various legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


            Sales of $807.3 million for the twelve week period ended January 4, 1997, consisted of $778.3 million of wholesale grocery sales and $77.3 million of retail grocery sales. Wholesale grocery sales included $48.3 million of intersegment sales to the Company's retail grocery division. Wholesale grocery sales of $778.3 million increased $48.7 million, or 6.7%, as compared to wholesale grocery sales of $729.6 million for the same period last fiscal year. This increase was primarily attributable to Norristown sales of $25.1 million in the third quarter of fiscal 1997, sales to customers who expanded their retail operations, increased sales to existing customers and the addition of new customers. Retail grocery sales of $77.3 million increased $1.1 million, or 1.5%, compared to sales of $76.2 million for the same period last fiscal year. Sales for the METRO/BASICS Retail Division decreased 5.2% on a comparable store basis for the third quarter of fiscal 1997, compared to the third quarter of fiscal 1996. This decrease is primarily attributable to the effects of severe weather conditions in the prior year period which resulted in increased consumer demand for grocery products and the effects of competitive store openings during the twelve week period ended January 4, 1997.

            Sales of $2.30 billion for the thirty-six week period ended January 4, 1997, consisted of $2.21 billion of wholesale grocery sales and $230.2 million of retail grocery sales. Wholesale grocery sales included $141.4 million of intersegment sales to the Company's retail grocery division. Wholesale grocery sales of $2.21 billion increased $70.8 million, or 3.31%, as compared to wholesale grocery sales of $2.14 billion for the same period last fiscal year. The increase in wholesale grocery sales is primarily attributable to Norristown sales of $29.0 million, sales to customers who expanded their retail operations, increased sales to existing customers and the addition of new customers. Retail grocery sales of $230.2 million increased $9.4 million, or 4.3%, compared to retail grocery sales of $220.8 million for the same period last fiscal year. This increase was primarily attributable to retail grocery sales from three stores purchased in February 1996, two of which are currently operating as BASICS stores and one of which is currently operating as a METRO store, and the opening of one new METRO store in September 1996. Sales for the METRO/BASICS Retail Division decreased 2.7% on a comparable store basis for the thirty-six week period ended January 4, 1997, compared to the same period last fiscal year.

            Gross margin was 10.59% and 10.48% of sales for the twelve and thirty-six week periods ended January 4, 1997, respectively, compared to 9.88% and 9.84% of sales for the twelve and thirty-six week periods ended January 6, 1996, respectively. The increase in gross margin was primarily attributable to Norristown's higher gross margin produce operations, increased gross margins in the Company's retail operations resulting from an emphasis on sales of goods in categories with higher margins such as meat, perishables and private label items, and procurement synergies realized at the Company's wholesale operations.

            Operating and administrative expenses were 7.36% and 7.46% of sales for the twelve and thirty-six week periods ended January 4, 1997, respectively, compared to 7.02% and 7.13% of sales for the twelve and thirty-six week periods ended January 6, 1996, respectively. The increases in operating and administrative expenses, as a percent of sales, over the prior year periods were consistent with management's expectations and were primarily attributable to Norristown's higher operating and administrative expense ratio, increased operating and administrative expenses in the Company's retail operations and certain costs related to the consolidation of the Company's Pennsylvania wholesale operations. Operating and administrative expenses decreased as a percent of sales from the second quarter of fiscal 1997. The Company expects to realize future operating efficiencies from the consolidation of its Pennsylvania wholesale operations.

            The Company's operating results for the twelve and thirty-six week periods ended January 6, 1996 included a one-time charge for merger and integration costs of $12.0 million in connection with the Super Rite Acquisition. This charge primarily related to transaction costs associated with the Super Rite Acquisition, severance costs and costs related to the conversion of certain BASICS locations to the METRO store format, including write-offs of property and equipment.

            Interest expense for the twelve and thirty-six week periods ended January 4, 1997, was $1.9 million and $5.2 million, respectively, compared to $3.0 million and $9.9 million for the same periods last fiscal year. The decrease was primarily due to lower debt levels attributable to the Company's ability to generate cash flow from operations, a portion of which was used to reduce average borrowings under revolving credit facilities, and for the early extinguishment of $27.5 million of the Senior Subordinated Notes during the third and fourth quarters of fiscal 1996, the repayment of borrowings under a $25.0 million Super Rite term loan facility in the third quarter of fiscal 1996, and the initial principal repayment, in July 1996, of $9.0 million of the Company's $45.0 million 6.15% Senior Notes.

            The Company's effective income tax rate was 39.8% and 40.0% for the twelve and thirty-six week periods ended January 4, 1997, compared to 50.8% and 42.6% for the twelve and thirty-six week periods ended January 6, 1996, respectively. The higher effective tax rate for the twelve and thirty-six week periods ended January 6, 1996, was primarily attributable to certain nondeductible merger and integration costs associated with the Super Rite Acquisition.

            The extraordinary loss, net of tax, of $1.0 million for the twelve and thirty-six week periods ended January 6, 1996, related to the repurchase, at market prices above par, of $9.7 million principal amount of Senior Subordinated Notes and was comprised of the amount paid in excess of their par value and the write-off of related deferred financing costs. See "Liquidity and Capital Resources" for a discussion regarding the Company's announcement that it plans to call for early redemption the remaining $47.5 million of Senior Subordinated Notes.

            Net earnings for the twelve week period ended January 4, 1997, were $15.0 million, or $0.32 per share, compared to net earnings of $2.8 million, or $0.06 per share, for the same period last fiscal year. Net earnings for the thirty-six week period ended January 4, 1997, were $40.0 million, or $0.85 per share, compared to net earnings of $22.8 million, or $0.49 per share, for the same period last fiscal year. Excluding the effects of the one-time charge for merger and integration costs related to the Super Rite Acquisition and the extraordinary loss related to the early extinguishment of debt, net earnings for the twelve and thirty-six week periods ended January 6, 1996, were $11.6 million, or $0.25 per share, and $31.6 million, or $0.67 per share, respectively. Net earnings for the twelve and thirty-six week periods ended January 4, 1997, represent a 29.7% and 26.7% increase, respectively, over net earnings of $11.6 million and $31.6 million, excluding the effects of the one-time charge and the extraordinary loss, for the same periods last fiscal year.

            The Company's Pennsylvania Division is a party to a supply agreement with Acme Markets, Inc. which expires in July 1997 and which accounted for approximately $165.0 million of wholesale grocery sales volume last fiscal year. While the Company has been engaged in negotiations with Acme concerning the possible renewal of the supply agreement, there can be no assurance that the supply agreement will be renewed. The Company believes that the gain and loss of customers is a normal aspect of its business; for example, the Company recently announced that it has entered into new long-term supply agreements with customers trading as Genuardi's Family Markets, Magruder's and Boyer's Food Markets, which together are expected to represent annual sales approximating the Acme business. Accordingly, the Company does not expect that any reduction in the Acme business due to nonrenewal of the supply agreement would have a material adverse effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents were $12.3 million at January 4, 1997, compared to $17.4 million at April 27, 1996.

            Net cash provided by operating activities for the thirty-six week period ended January 4, 1997, was $64.6 million. This amount primarily consisted of net earnings of $40.0 million and depreciation and amortization of $20.4 million. Working capital increased from $40.8 million at April 27, 1996, to $42.7 million at January 4, 1997. The ratio of current assets to current liabilities was 1.16 at both January 4, 1997, and April 27, 1996.

            Net cash used for investing activities was $56.6 million for the thirty-six week period ended January 4, 1997. On September 30, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Norristown, a wholesale distributor of produce and other perishable food items headquartered near Philadelphia, Pennsylvania. The purchase price of approximately $26.1 million was funded with internally generated funds.

            Capital expenditures of $12.7 million for the thirty-six week period ended January 4, 1997, included capital employed for the construction of a new METRO store, the conversion of an existing BASICS store to the METRO format, a METRO store remodel, improvements to the fluid dairy and wholesale distribution centers and the purchase of warehouse material handling equipment.

            The Company remains committed to providing secured financing to support the growth of its retail customers. Loans issued to retailers were $18.1 million for the thirty-six week period ended January 4, 1997, and were offset in part by $7.2 million of repayments by retailers.

            Net cash used for financing activities of $13.1 million for the thirty-six week period ended January 4, 1997, primarily consisted of $10.2 million of net repayments on long-term debt and capital lease obligations. The $10.2 million of net repayments primarily related to the initial principal repayment of $9.0 million in July 1996, of the Company's 6.15% Senior Notes. Net repayments on long-term debt of $62.0 million for the thirty-six week period ended January 6, 1996, primarily related to the repayment of outstanding borrowings under a $25.0 million revolving credit facility and a $25.0 million term loan facility, as well as the early extinguishment of $9.7 million of Senior Subordinated Notes.

            On January 17, 1997, the Company announced its plans to call for early redemption the remaining $47.5 million outstanding principal amount of the Senior Subordinated Notes. The Senior Subordinated Notes will be redeemed effective April 1, 1997, the first permitted optional redemption date, at a redemption price of 105.31% of their principal amount, plus accrued interest. The Company expects that it will use cash on hand and borrowings under existing credit facilities to redeem the Senior Subordinated Notes. The Company expects to recognize an extraordinary loss, net of tax, of approximately $1.8 million during the fourth quarter of fiscal 1997 related to the redemption premium for the Senior Subordinated Notes and the write-off of remaining deferred financing costs related to their issuance. The Company expects to realize significant interest expense savings from the early retirement of the Senior Subordinated Notes due to the lower borrowing rates currently available to the Company.

            The Company's long-term debt, including capital leases and current maturities, was $88.6 million at January 4, 1997, compared to $97.7 million at April 27, 1996. The ratio of long-term debt, including capital leases and current maturities, to equity was 0.37 to 1 at January 4, 1997, and 0.49 to 1 at April 27, 1996.

            The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                 Exhibit 3.1-Amended and Restated Bylaws of Richfood Holdings,
                     Inc. as of January 28, 1997
                 Exhibit 11.1-Earnings Per Share Calculation
                 Exhibit 27.1-Financial Data Schedule

        (b)  Reports on Form 8-K
                 None



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RICHFOOD HOLDINGS, INC.


        Date:   February 17, 1997           By  /s/ J. Stuart Newton
                                                --------------------
                                             J. Stuart Newton
                                             Senior Vice President
                                             and Chief Financial Officer