Form 10-K
period 1997-05-03
RICHFOOD HOLDINGS INC
filed 1997-08-01
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: May 3, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period __________ to __________.

                         Commission file number 0-16900

                             RICHFOOD HOLDINGS, INC.

       Incorporated under the laws            I.R.S.Employer Identification
              of Virginia                            No. 54-1438602

                                 P.O. Box 26967
                            Richmond, Virginia 23261
                         Telephone Number (804) 746-6000

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class            Name of Exchange on Which Registered
          -------------------            ------------------------------------

   Common Stock, without par value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  .  No       .
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At June 27, 1997, the aggregate market value of all shares of voting stock held by non-affiliates was $1.13 billion (based upon the last reported sale price of the Common Stock on that date on the New York Stock Exchange composite tape). In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 27, 1997, was as follows: Common Stock, without par value: 47,470,292 shares.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 3, 1997, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement prepared for use in connection with the 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.       BUSINESS

General

Richfood Holdings, Inc. ("Richfood" or the "Company"), a Virginia corporation formed in July 1987, is headquartered at 8258 Richfood Road, Mechanicsville, Virginia 23116.

The Company is the leading wholesale food distributor in its Mid-Atlantic operating region and the fourth largest wholesale food distributor in the United States. Richfood supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its three modern, highly efficient principal distribution centers. The Company's distribution centers are strategically located within its operating region and have capacity to accommodate additional growth. The Company services more than 1,400 retail grocery stores, including leading regional chains and smaller independent retailers throughout the Mid-Atlantic region, offering its customers a dependable supply and prompt delivery of over 37,000 grocery and non-grocery items at competitive prices.

The Company has four principal operating divisions:

         o    Richfood/Virginia,  based in Richmond,  Virginia, which operates a
              1.3 million square foot distribution center that is one of the largest and most efficient in the industry;

         o Richfood/Pennsylvania, which operates: two distribution facilities totaling approximately 1.0 million square feet in Harrisburg, Pennsylvania, including a 635,000 square foot highly efficient, automated distribution center; a 6.3 million cubic foot automated frozen food distribution center based in West Point, Pennsylvania; and a 150,000 square foot produce distribution center in Norristown, Pennsylvania;

         o    the   METRO/BASICS   Retail   Division,   headquartered   in   the
              metropolitan Baltimore, Maryland area, which operates thirteen 45,000 to 60,000 square foot "superstores" under the METRO tradename, and three smaller traditional supermarkets under the BASICS tradename; and

         o the Richfood Dairy, located in Richmond, which is the largest fluid dairy in Virginia and consists of a 65,000 square foot facility capable of processing and packaging over 550,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items.

Management has implemented the regional division structure to serve properly the unique needs of Richfood's customers in each of its geographic markets. Each division is headed by a division president, together with a procurement officer and a distribution and logistics officer, to oversee regional sales, marketing, procurement, advertising, and distribution and logistics initiatives. Through its corporate headquarters, the Company provides technology and support to the divisions on an efficient, centralized basis, to avoid duplication of functions. Centralized functions include corporate finance, legal, risk management, certain distribution and logistics initiatives, management information systems, human resources planning, development of safety and sanitation programs and support of the Company's retail customers through store planning and development.

Richfood/Virginia includes the operations of Richfood, Inc., which was formed in 1935 and historically was the Company's principal operating subsidiary. Richfood/Pennsylvania encompasses the operations of three of the Company's recently acquired subsidiaries: Rotelle, Inc. ("Rotelle"), a wholesale frozen food distribution company acquired by Richfood in August 1994; Super Rite Corporation ("Super Rite"), a full service wholesale food distribution company acquired by Richfood in a stock-for-stock merger effective October 15, 1995 (the "Super Rite Acquisition"); and Penn Perishables, Inc. ("Norristown"), which acquired substantially all of the assets of Norristown Wholesale, Inc. in September 1996, and which supplies a full line of fresh produce and other perishable food items. See "Business Strategy -- Pursuing Strategic Acquisitions." The Company believes that combining the administrative functions of Super Rite, Rotelle and Norristown affords opportunities for substantial cost savings through centralizing and eliminating certain duplicative corporate and administrative functions and by enhancing opportunities to sell products of each business to customers of the other.

Business Strategy

Since 1990, Richfood's management team has implemented a business strategy focused on reducing and controlling costs, increasing efficiency and pursuing profitable growth. The success of this strategy has been reflected in the growth of the Company's sales from $2.36 billion for the fiscal year ended May 1, 1993 ("fiscal 1993") to $3.41 billion for the fiscal year ended May 3, 1997 ("fiscal 1997"), and in the Company's operating profit, which has grown from $45.9 million to $105.4 million over the same period. The key elements of the Company's strategy include:

Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution

Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States. Over the past five fiscal years, the Company has reduced and controlled costs by (i) capitalizing on its size to improve its purchasing power, (ii) rationalizing product purchasing and pricing systems, (iii) implementing a pricing system that encourages efficient use of the Company's services and (iv) instituting productivity-based incentives for distribution center associates. Over the same period, the Company has significantly improved the efficiency of its logistics and distribution functions by, among other things, implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing. These improvements have permitted the Company to drive substantially increased volume through its distribution system and to increase capacity utilization significantly, thereby benefitting from its operating leverage. As a result of the cost savings and efficiencies realized by the Company under its current leadership, from fiscal 1993 to fiscal 1997 the Company's operating profit as a percent of sales has increased from 1.9% to 3.1%, annual inventory turnover has improved from 15.4x to 18.7x and working capital funding requirements have been reduced substantially.

Increasing Sales

The Company's purchasing power, low cost structure and efficient service levels permit Richfood to offer lower prices and better service to support the competitive position of its retail customers, while increasing customer penetration, attracting new customers within its operating region and supporting customers in their efforts to open new retail sites served by Richfood. The Company believes that since 1990, customer penetration, the percentage of customers' sales supplied by Richfood, has increased from approximately 50% to over 60% for customers supplied by Richfood/Virginia's Mechanicsville, Virginia distribution center. Although there can be no assurance as to future results, management believes that opportunities exist to increase significantly Richfood/Pennsylvania's customer penetration rate, which management believes is now approximately 50%, as Super Rite previously offered its customers a limited selection of private label goods and of certain higher- margin perishable products. See " -- Pursuing Strategic Acquisitions." The Company has also successfully attracted new customers and has benefitted from growth by the leading regional chains and smaller independent retail grocers that it serves.

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

Pursuing Strategic Acquisitions

Consolidation trends in the food distribution industry present opportunities for strategic acquisitions by the Company. The Company pursues strategic targets that are well run, established wholesale operations, with modern facilities and capacity to accommodate anticipated growth, and that complement the Company's existing operations and geographic service area. Since 1990, the Company has completed six acquisitions, which have more than doubled its sales, added large, modern distribution centers in Harrisburg and West Point, Pennsylvania, and enhanced its presence in various regional markets.

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

Effective October 15, 1995, the Company completed the Super Rite Acquisition. Super Rite, with sales of $1.47 billion for its last full fiscal year before the acquisition, is a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia. Super Rite also operated the Company's METRO/BASICS Retail Division, which currently consists of thirteen 45,000 to 60,000 square foot "superstores" in the Baltimore, Maryland and Dover, Delaware markets operating under the METRO tradename, and three smaller traditional supermarkets in metropolitan Baltimore, Maryland, operating under the BASICS tradename. Super Rite is a separate, wholly-owned subsidiary of the Company and operates as part of the Richfood/Pennsylvania division. The Company issued 9,770,188 shares of Common Stock in the Super Rite Acquisition (14,655,282 shares after adjustment for the Company's 3-for-2 stock split in September 1996), resulting in former Super Rite shareholders holding approximately 31% of the then-outstanding shares of Common Stock. The Super Rite Acquisition was accounted for as a pooling of interests.

As part of the Richfood/Pennsylvania division, Super Rite operates approximately
1.0 million square feet of warehouse space, including a 635,000 square foot highly efficient, automated distribution center in Harrisburg, Pennsylvania. Super Rite's distribution system complements Richfood/Virginia's existing operations, and its service area is geographically contiguous with the northern portion of the area served by Richfood/Virginia's Mechanicsville, Virginia distribution center. As a result of the Super Rite Acquisition, the Company has achieved significant cost savings, operating efficiencies and growth opportunities resulting from: (i) combining the purchasing volume of both companies, thereby increasing purchasing power; (ii) centralizing and eliminating certain duplicative corporate and administrative functions; (iii) selling private label goods and certain higher- margin product lines to Super Rite customers that are offered by Richfood/Virginia and Norristown but that were previously offered on a limited basis by Super Rite, such as frozen foods, fresh produce, meats and delicatessen and dairy products; (iv) consolidating distribution networks to achieve logistical efficiencies and higher capacity utilization; and (v) realizing interest expense savings by refinancing certain Super Rite indebtedness at the lower rates available to the combined Company. On April 1, 1997, the first permitted optional redemption date, the Company redeemed the remaining $47.5 million principal amount of Super Rite's 10 5/8% Senior Subordinated Notes. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations" referred to in Item 7 of this Form 10-K.

On September 30, 1996, the Company acquired substantially all of the assets and certain liabilities of Norristown Wholesale, Inc. Norristown, headquartered near Philadelphia, Pennsylvania, supplies a full line of fresh produce, fruits, vegetables and other perishable food items to approximately 400 retail supermarkets in Pennsylvania, Delaware, Maryland, New Jersey and Virginia, most of which represent new accounts for the Company. The Norristown acquisition permitted Richfood/Pennsylvania to add a complete range of fresh produce and perishable items, not previously offered by the division, to its previous assortment of dry grocery, frozen food, cheese and dairy products. With the acquisition of Norristown, Richfood is now one of the largest procurers of fresh produce on the East Coast.

The Company's substantial growth since 1990 is largely attributable to acquisitions, particularly the acquisition of Super Rite in fiscal 1996. While the Company believes that additional acquisition opportunities consistent with its strategic criteria may arise from time to time, no assurance can be given that the Company will consummate additional strategic acquisitions.

Wholesale Operations

Customer Base; Principal Markets

The Company services more than 1,400 retail grocery stores, including leading regional chains and smaller independent retailers, in Virginia, Maryland, Pennsylvania, New Jersey, Delaware, North Carolina, West Virginia, Washington, D.C. and New York. The Company's regional chain customers are high quality, growth- oriented operations, and include: Giant Food Stores, Inc. based in Carlisle, Pennsylvania ("Giant of Carlisle"); Shoppers Food Warehouse Corp. ("Shoppers"); Farm Fresh, Inc. based in Norfolk, Virginia ("Farm Fresh of Virginia"); Genuardi's Super Markets, Inc. ("Genuardi's"); Ukrop's Super Markets, Inc. ("Ukrop's"); Redner's Markets, Inc.; Camellia; and the Company's own METRO/BASICS stores. Customer store sizes range from 4,500 square feet to 60,000 square feet.

The Company believes that it is the principal source of wholesale supply for most of its customers. The Company believes that since 1990, customer penetration has increased from approximately 50% to over 60% for customers of Richfood/Virginia's Mechanicsville, Virginia distribution center. Although there can be no assurance as to future results, management believes that opportunities exist to increase significantly Richfood/Pennsylvania's customer penetration rate, which management believes is now approximately 50%. Super Rite previously offered its customers a limited selection of private label products and certain higher- margins perishable products, such as frozen foods, fresh produce, meats and delicatessen and dairy products, that are offered by Richfood/Virginia, Rotelle and Norristown.

The Company's five largest customers in fiscal 1997 were Giant of Carlisle, Shoppers, Farm Fresh of Virginia, Genuardi's and Ukrop's, with Giant of Carlisle, Shoppers and Farm Fresh of Virginia accounting for 17%, 9% and 9%, respectively, of fiscal 1997 sales. The Company has enjoyed long-term supply relationships with most of its principal customers: Ukrop's, Genuardi's, Farm Fresh of Virginia, Giant of Carlisle and Shoppers have been customers of one or more of the Company's divisions for 49, 30, 25, 17 and six years, respectively. Farm Fresh of Virginia has announced that it is currently exploring strategic alternatives.

Richfood is a party to multi-year supply agreements with most of its larger customers that secure the Company's position as principal supplier to all stores owned by such customers. Such supply agreements generally include minimum purchase requirements by dollar amount and category of goods and may be subject to adjustment as the customer acquires or disposes of stores. The Company's supply agreements with Giant of Carlisle, Shoppers and Farm Fresh of Virginia expire in December 1999, December 1997 and December 2001, respectively. Overall, sales to customers covered by supply agreements accounted for approximately 77% of fiscal 1997 wholesale division sales, including intersegment sales.

Management believes that the loss of one of the Company's larger customers could have a material adverse effect on its business. However, management believes that the Company's purchasing power, low cost structure and efficient service levels, coupled with its commitment to the success of its retail customers, should enable the Company to operate profitably in the event of the loss of a larger customer and to attract new customers.

For example, Richfood/Pennsylvania's supply agreement with Acme Markets, Inc. ("Acme") expired in July 1997. While the Company desired to extend its supply relationship with Acme, which accounted for approximately $180 million of wholesale grocery sales in fiscal 1997, it was unable to do so on terms that were beneficial to the Company. Instead, the Company focused its efforts on extending the terms of its supply agreements with other existing customers and on attracting new customers, and in the last half of fiscal 1997 the Company announced that it had entered into new long-term supply agreements with Genuardi's, Magruders, Inc. and Boyer's Food Markets, and that it had extended through June 2002 its existing supply relationship with Camellia. Accordingly, the Company does not expect that the loss of the Acme business will have a material adverse effect on its results of operations or financial position.

Products and Purchasing

The Company supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its three modern, highly-efficient principal distribution centers. The Company offers its customers a dependable supply and prompt delivery of over 37,000 grocery and non-grocery items at competitive prices. The Company's business strategy includes assisting its retail customers in adapting to changes in consumer preferences and in the marketplace so they remain competitive. Accordingly, the Company continually changes and enhances its product offerings to meet changing consumer demands.

The Company supplies more than 35,000 national brand products, which accounted for approximately 90% of the Company's total wholesale grocery sales in fiscal 1997. The Company also offers private label products to its customers. Private label products allow retail customers to carry single labels on a store-wide basis similar to chain stores, while providing consumers a lower-priced alternative to national brands. The Company currently offers approximately 1,600 private label products to its customers, including approximately 1,300 products under the "RICHFOOD" label and approximately 150 products under the budget-priced "ECON" label. The Company also coordinates private labels for certain regional supermarket chains in the Mid-Atlantic region. In fiscal 1997, private label products, including private label products packaged for certain customers, accounted for approximately 10% of the Company's total wholesale grocery sales. The Company has introduced its private label products to customers of Super Rite, which historically did not have an extensive private label program.

The Company purchases products for resale from over 1,800 vendors in the United States and overseas, and is not substantially dependent on any single source of supply. The Company believes that its size enables it to purchase products at the lowest available manufacturers' prices. The Company monitors manufacturers' prices and uses its purchasing power to secure products at the best terms available. In addition, because the Company maintains purchasing departments associated with its Richfood/Virginia and Richfood/Pennsylvania operations, Richfood is able to take advantage of regional buying opportunities. The Company purchases long-term quantities of inventory items when manufacturers' prices are advantageous ("forward-buys"). In particular, the Company purchases sufficient quantities of certain staple items when offered at a discount and if justified after giving effect to carrying costs.

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

Logistics and Distribution

The Company is highly focused on reducing and controlling costs and on improving efficiency in the logistics and distribution areas of its business. Over the past five fiscal years, the Company's management team has implemented improvements in the logistics and distribution areas of its business that have permitted Richfood to drive substantially increased volume through its distribution system and to increase capacity utilization, thereby benefitting from its operating leverage. These improvements have included: (i) implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing; (ii) instituting a pricing system that encourages customers to utilize the Company's services efficiently; and (iii) introducing warehouse management practices that reward workers for enhanced productivity. Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States.

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

The Company produces and distributes catalogs with weekly updates indicating manufacturers' prices and wholesale prices to customers for each of its more than 37,000 products. In addition, the Company's sales personnel use telemarketing to advise customers of periodic special prices and product offerings. Customers place orders through direct computer links to the Company. Customers' orders are then assembled in the appropriate distribution center, shrink-wrapped to ensure order completeness and staged according to the required delivery sequence. In fiscal 1997, the Company maintained an in-stock service level of approximately 97%.

Products are delivered from the Company's distribution centers to retail customers by the Company's drivers and contract carriers via trucks leased or owned by the Company. In dispatching trucks for both pick-ups and deliveries, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The Company currently leases 189 tractors, 198 refrigerated trailers and 331 dry trailers, and owns 131 tractors, 172 refrigerated trailers and 111 dry trailers. All of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other statistical information. During fiscal 1997, the Company achieved an on-time delivery record of approximately 97%.

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

At May 3, 1997, the Company had an aggregate $43.4 million of secured loans outstanding to its retail customers. The Company expects to continue to provide secured financing to creditworthy retail customers as part of its strategy to retain existing business and attract new business. The amount of customer financing that may be provided by the Company in future years is not presently determinable since such amount will depend upon, among other things, the number of store sites that are offered for sale or available for development in the Company's service area and the availability of alternative sources of financing.

Retail Operations

The Company's METRO/BASICS Retail Division was acquired in connection with the Super Rite Acquisition, and accounted for 9.9% of the Company's sales for fiscal 1997. The Company's Retail Grocery Division operates thirteen 45,000 to 60,000 square foot "superstores" under the METRO tradename, and three smaller traditional supermarkets under the BASICS tradename, in the metropolitan Baltimore, Maryland and Dover, Delaware markets.

The Company believes that the METRO format offers significant opportunities for growth. The METRO stores feature an expanded selection of higher-margin perishables and prepared foods together with value-oriented dry groceries and in-store banking facilities. In 1997, METRO/BASICS was the second largest grocery retailer in the Baltimore market. During fiscal 1998, the Company expects to continue its strategy of opening new METRO stores in the Baltimore market and converting certain BASICS stores to the METRO format.

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

Employee Relations

Management believes that relations with the Company's associates are excellent. At May 3, 1997, the Company employed approximately 606 salaried and 4,545 non-salaried associates, compared to 571 salaried and 4,354 non-salaried associates employed at April 27, 1996.

The Company is party to a four-year collective bargaining agreement that expires in April 2000 covering its transportation unit employees at the Mechanicsville, Virginia distribution center. The Company is also party to a four-year collective bargaining agreement that expires in July 1998 covering warehouse employees at the West Point, Pennsylvania distribution center and a five-year collective bargaining agreement that expires in June 2002 covering employees of the METRO/BASICS Retail Division. The Company is not a party to any other collective bargaining agreements, nor is it aware of any pending union petitions related to its employees.

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

Certain Financial Information

Information with respect to the Company's sales, operating profit and financial condition for each of its past five fiscal years appears in the "Selected Consolidated Financial Data" referred to in Item 6 of this Form 10-K. Information with respect to the Company's industry segments is included in Note 13 of the Notes to Consolidated Financial Statements referred to in Item 8 of this Form 10-K. Information with respect to the Company's working capital practices appears above under the captions "Business Strategy -- Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution" and "Wholesale Operations -- Products and Purchasing," and in the "Financial Review" referred to in Item 7 of this Form 10-K.

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

The Mechanicsville Facility, one of the largest grocery distribution centers in the country, is situated on a 400 acre site, of which only 100 acres are currently utilized. Richfood also has a long-term lease for a 650,000 square foot warehouse in Chester, Virginia. Richfood utilizes a portion of the Chester warehouse primarily to accommodate opportunistic bulk purchases and for additional seasonal storage capacity. The Chester warehouse, which formerly served as a regional grocery distribution center, is available to supplement the Mechanicsville Facility to accommodate additional growth.

The Harrisburg Facility is a 635,000 square foot state-of-the-art distribution center that utilizes fully automated inventory handling equipment. The lease for the Harrisburg Facility expires in 2025. The Company also operates 160,480 square feet of refrigerated warehouse space in neighboring Shiremanstown, Pennsylvania, under a lease that expires in 2015, and 147,000 square feet of dry grocery warehouse space in Harrisburg, Pennsylvania, under a lease that expires in 2002.

The West Point Facility is a highly automated, frozen food distribution facility with 6.3 million cubic feet of refrigerated space. In addition, there are approximately 185,000 square feet of office space and truck maintenance facilities associated with this facility.

Norristown operates a 150,000 square foot refrigerated produce distribution center under a lease that expires in 1998. Such lease term may be extended, at Norristown's option, for an additional year.

The Richfood Dairy, located in Richmond, Virginia, is a 65,000 square foot facility capable of processing and packaging over 550,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items. This facility is owned by Richfood.

The METRO/BASICS Retail Division operates sixteen retail stores in the Baltimore, Maryland and Dover, Delaware markets. These retail locations are all leased on a long-term basis with lease terms, including options, exceeding four years.

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

Donald D. Bennett, age 61, has served as Chairman of the Board of the Company since January 1, 1997. Mr. Bennett formerly served as Chairman of the Board and Chief Executive Officer of the Company from June 1995 to December 1996, and as President and Chief Executive Officer of the Company from May 1990 to June 1995.

John E. Stokely, age 44, was elected President and Chief Executive Officer of the Company effective January 1, 1997, after serving as President and Chief Operating Officer of the Company from June 1995 to December 1996. Mr. Stokely was formerly Executive Vice President-Finance and Administration of the Company from August 1993 to June 1995, Senior Vice President-Finance and Chief Financial Officer of the Company from April 1991 to August 1993 and Vice President-Finance and Chief Financial Officer of the Company from August 1990 to April 1991.

John C. Belknap, age 50, was elected Executive Vice President and Chief Financial Officer of the Company in July 1997. Mr. Belknap formerly served as Executive Vice President and Chief Financial Officer of OfficeMax, Inc., an office products superstore chain, from December 1995 to June 1997, and as Executive Vice President and Chief Financial Officer of Zale Corporation, a retail jewelry store chain, from February 1994 to February 1995. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 to May 1993, Mr. Belknap also was a director of, and consultant to, Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide.

Alec C. Covington, age 40, was elected Executive Vice President and Chief Operating Officer - Wholesale Operations of the Company in January 1997. Mr. Covington formerly served as President and Chief Operating Officer of Richfood, Inc. from May 1996 to December 1996 and Executive Vice President and Chief Operating Officer of Richfood, Inc. from October 1995 to May 1996. Prior to his employment by the Company, Mr. Covington served as President and Chief Operating Officer of Houchens Industries, Inc. from June 1993 to October 1995, and as President of the Quincy, Florida division of SuperValu Inc. and President of the Greenville, Kentucky division of Wetterau, Inc. from 1990 to 1993.

Christopher A. Brown, age 34, was elected Executive Vice President - Procurement, of the Company in April 1997. Mr. Brown formerly served as Senior Executive Vice President of Super Rite Foods, Inc. from March 1996 to March 1997, President and Chief Operating Officer of Rotelle from October 1995 through February 1996 and Executive Vice President and Chief Operating Officer of Rotelle from August 1994 to October 1995. Mr. Brown was formerly Richfood, Inc.'s Executive Vice President-Procurement and Marketing from September 1993 to August 1994, Senior Vice President-Procurement from September 1992 to September 1993 and Vice President-Procurement from February 1991 to August 1992.

Gary W. Bittner, age 49, was elected President and Chief Operating Officer of the Company's Richfood/Virginia division in March 1997. Mr. Bittner formerly served as Regional Vice President of McLane Company, a distributor to convenience stores, since 1992.

Joseph Della Noce, Jr., age 40, was elected President and Chief Operating Officer of the Company's Richfood/Pennsylvania division in January 1997. Mr. Della Noce formerly served as Executive Vice President of Rotelle, Inc. from May 1995 until December 1996, Senior Vice President - Retail Sales and Support

Services of Richfood, Inc. from October 1994 to April 1995 and Vice President - Retail Sales of Richfood, Inc. from April 1991 to September 1994.

Donald G. Eipp, age 64, was elected Executive Vice President - Dairy Operations of the Company in October 1995. Mr. Eipp formerly served as Midwest Regional Operations Manager of Borden Inc., a national dairy operation, from January 1992 through September 1995.

Wilbur E. Hatcher, age 41, was elected Vice President and Chief Information Officer of the Company in July 1996. Mr. Hatcher formerly served as Vice President Information Systems of Books-A-Million, Inc., a retail bookstore chain, from July 1994 to June 1996, and as Manager of Information Systems Development of Publix Supermarkets, Inc., a regional supermarket chain, from February 1992 to June 1994.

David W. Hoover, age 34, was elected Vice President - Finance of the Company in August 1993. Mr. Hoover formerly served as Director - Planning and Analysis of the Company from December 1990 to August 1993.

John F. Rotelle, age 61, was elected Chairman of Rotelle in October 1995. Mr. Rotelle formerly was President of Rotelle, having served in such capacity since 1959.

John D. Ryder, age 49, was elected President and Chief Operating Officer of the Company's METRO/Basics Retail division in October 1995, after serving as President and Chief Operating Officer of the retail division of Super Rite Foods, Inc. since 1990.


                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals or strategies will be achieved. Important factors that could cause actual results to differ materially from those reflected in the forward looking statements made herein are detailed in Exhibit 99.1 hereto, and other risks and uncertainties may be detailed from time to time in the Company's future filings with the Securities and Exchange Commission.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange and trades under the symbol "RFH". As of June 27, 1997, there were 1,458 holders of record of the Company's Common Stock. The information set forth under the headings "Market Price Range" and "Cash Dividends Declared Per Common Share," and in the final paragraph, of Note 14 of the Notes to Consolidated Financial Statements, which appears in the Company's Annual Report to Shareholders for Fiscal 1997 (the "1997 Annual Report"), is hereby incorporated by reference.

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

ITEM 6.       SELECTED FINANCIAL DATA

The information  appearing under the caption  "Selected  Consolidated  Financial
Data," which appears in the 1997 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Financial Review," which appears in the 1997 Annual Report, is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes of Richfood Holdings, Inc. and its subsidiaries, together with the report of Ernst & Young LLP thereon, which appear in the 1997 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not required to be included in this Form 10-K in accordance with instruction 1 to Item 304 of Regulation S-K.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Proxy Statement prepared for use in connection with the 1997 annual meeting of shareholders (the "1997 Proxy Statement") under the captions "Nominees for Election to the Board of Directors," "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers" at the end of Part I of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

The information contained in the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 1997 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedules and exhibits included in this Form 10-K:

     1.   Financial Statements:

          The  following   consolidated  financial  statements  and  independent
          auditors' report, which appear on pages 19 through 33 of the 1997 Annual Report, are incorporated herein by reference:

              Report of Ernst & Young LLP.

              Richfood Holdings, Inc. Consolidated Balance Sheets at May 3, 1997, and April 27, 1996.

              Richfood Holdings, Inc. Consolidated Statements of Earnings for the fiscal years ended May 3, 1997, April 27, 1996, and April 29, 1995.

              Richfood Holdings, Inc. Consolidated Statements of Shareholders' Equity for the fiscal years ended May 3, 1997, April 27, 1996, and April 29, 1995.

              Richfood Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal years ended May 3, 1997, April 27, 1996, and April 29, 1995.

              Notes to Consolidated Financial Statements.

          In addition, (i) the report of KPMG Peat Marwick LLP, which is referred to in the report of Ernst & Young LLP, and (ii) the report of Coopers & Lybrand L.L.P., which is referred to in the report of KPMG Peat Marwick LLP, are filed herewith as Financial Statement Schedules.

     2.   Financial Statement Schedules:

              Report of KPMG Peat Marwick LLP

              Report of Coopers & Lybrand L.L.P.

              Schedule II Valuation and Qualifying Accounts.

          The report of Ernst & Young LLP on Schedule II is included in the consent filed as Exhibit 23.1 hereto.

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

(b)  Reports on Form 8-K:

          None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Richfood Holdings, Inc.:


We have audited the consolidated balance sheet of Richfood Holdings, Inc. and subsidiaries as of April 27, 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for the fiscal years ended April 27, 1996 and April 29, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index for the fiscal years ended April 27, 1996 and April 29, 1995. The consolidated financial statements and financial statement schedule give effect to the merger on October 15, 1995 of a wholly-owned subsidiary of Richfood Holdings, Inc. with and into Super Rite Corporation, which has been accounted for using the pooling of interests method as described in note 2 to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the fiscal 1995 consolidated financial statements and financial statement schedule of Super Rite Corporation, which consolidated financial statements reflect net sales constituting approximately 49% of the related consolidated financial statement totals for fiscal 1995. The fiscal 1995 consolidated financial statements and financial statement schedule of Super Rite Corporation were audited by other auditors, whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Super Rite Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richfood Holdings, Inc. and subsidiaries as of April 27, 1996, and the results of their operations and their cash flows for the fiscal years ended April 27, 1996 and April 29, 1995, in conformity with generally accepted accounting principles. Also in our opinion based on our audit and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG PEAT MARWICK LLP




Richmond, Virginia
June 10, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Super Rite Corporation
Harrisburg, Pennsylvania

We have audited the consolidated statements of income, cash flows and stockholders' equity for the fifty-three week period ended March 4, 1995 of Super Rite Corporation and subsidiaries (not presented herein). We have also audited the financial statement schedule of Super Rite Corporation as of March 4, 1995 and for the fifty-three week period then ended (not presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Super Rite Corporation for the fifty-three week period ended March 4, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        /s/ COOPERS & LYBRAND L.L.P.

Harrisburg,  Pennsylvania
April 21, 1995, except for
the sixth paragraph of Note
6 which is dated as
of May 5, 1995

                                   SCHEDULE II

                                            RICHFOOD HOLDINGS, INC.
                                       VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollar amounts in thousands)
                                          Balance at          Charged to                           Balance at
                                         Beginning of          Costs and        Deductions           End of
     Description                          Fiscal Year          Expenses          and other         Fiscal Year
     -----------                          -----------          --------          ---------         -----------

For Fiscal Year Ended
May 3, 1997
Deducted from asset accounts:
Allowance for doubtful accounts             $5,573              $4,241             $4,483            $5,331

For Fiscal Year Ended
April 27, 1996
Deducted from asset accounts:
Allowance for doubtful accounts              4,744               6,197              5,368             5,573

For Fiscal Year Ended
April 29, 1995
Deducted from asset accounts:
Allowance for doubtful accounts              3,518               4,490              3,264             4,744

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RICHFOOD HOLDINGS, INC.
                                  (Registrant)


                                  By /s/ John E. Stokely
                                     -------------------------------------
August 1, 1997                    John E. Stokely
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By /s/ Donald D. Bennett                     By /s/ Albert F. Sloan
--------------------------------             --------------------------------
Donald D. Bennett                            Albert F. Sloan
Chairman of the Board                        Director
of Directors
                                             By /s/ John E. Stokely
By /s/ Roger L. Gregory                      --------------------------------
--------------------------------             John E. Stokely
Roger L. Gregory                             Director, President and
Director                                     Chief Executive Officer

By /s/ Grace E. Harris                       By /s/ George H. Thomazin
--------------------------------             --------------------------------
Grace E. Harris                              George H. Thomazin
Director                                     Director

By /s/ John C. Jamison                       By /s/ James E. Ukrop
--------------------------------             --------------------------------
John C. Jamison                              James E. Ukrop
Director                                     Director

By /s/ G. Gilmer Minor, III                  By /s/ Edward Villanueva
--------------------------------             --------------------------------
G. Gilmer Minor, III                         Edward Villanueva
Director                                     Director

By /s/ Claude B. Owen, Jr.                   By  /s/ John C. Belknap
--------------------------------             --------------------------------
Claude B. Owen, Jr.                          John C. Belknap
Director                                     Executive Vice President &
                                             Chief Financial Officer
By /s/ John F. Rotelle
--------------------------------             By /s/ David W. Hoover
John F. Rotelle                              --------------------------------
Director                                     David W. Hoover
                                             Vice President - Finance
                                             (Principal Accounting Officer)


Each of the above signatures is affixed as of August 1, 1997.

                                                   EXHIBIT INDEX



        2.1 Agreement and Plan of Reorganization, dated June 26, 1995, by and between the Company and Super Rite Corporation. (1)

        2.2 Amendment No. 1, dated October 13, 1995, to the Agreement and Plan of Reorganization by and between the Company and Super Rite Corporation. (2)

        2.3 Amendment No. 2, dated February 6, 1996, and effective as of October 15, 1995, to the Agreement and Plan of Reorganization by and between the Company and Super Rite Corporation. (3)

                The Registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any schedules and exhibits to the foregoing exhibits that are not filed herewith in accordance with Item 601(b)(2) of Regulation S-K.

        3.1     Amended and Restated  Articles of  Incorporation of the Company.
                (4)

        3.2 Bylaws of the Company, amended and restated as of January 28, 1997. (5)

        10.1 Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and Donald D. Bennett. (6)

        10.2 Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and John E. Stokely. (6)

        10.3 Employment and Severance Benefits Agreement, dated August 23, 1994, between Rotelle, Inc. and John F. Rotelle. (7)

        10.4 Employment Agreement, dated October 13, 1995, between Super Rite Corporation and John D. Ryder. (6)

        10.5    Amended and Restated Long-Term Incentive Plan. (8)

        10.6    Amended and Restated Omnibus Stock Incentive Plan. (8)

        10.7    Non-Employee Directors' Stock Option Plan. (7)

        10.8    Supplemental   Executive   Retirement  Plan  and  related  Trust
                Agreement. (9)

        10.9    Executive Officer Performance Plan. (10)

        10.10   Super Rite Corporation 1991 Omnibus Stock Incentive Plan. (11)

        10.11   Bylaws of IGA, Inc., restated as of March 1, 1988. (12)

        10.12 Revised and Restated Lease Agreement, dated October 13, 1995, between G. F. Lucknow Associates, as Landlord, and Super Rite Foods, Inc. (6)

        10.13   Lease,   dated  November  1,  1977,   originally   made  between
                Safe-Chester   Associates,   as  lessor,   and  Safeway  Stores,
                Incorporated, as lessee, as assigned to Richfood. (13)

        11.1    Statement re computation of net earnings per common share.

        12.1    Statement re computation of certain ratios.

        13.1 Portions of Richfood Holdings, Inc.'s 1997 Annual Report to Shareholders.

        21.1    Subsidiaries of the Company.

        23.1    Consent of Ernst & Young LLP.

        23.2    Consent of KPMG Peat Marwick LLP.

        23.3    Consent of Coopers & Lybrand L.L.P.

        27.1    Financial Data Schedule.

        99.1 Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act of 1995.


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

 ----------------------------

        (1) Incorporated by reference to the Company's Current Report on Form 8-K dated June 26, 1995 (Commission File No. 0-16900).

        (2) Incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1995 (Commission File No. 0-16900).

        (3)     Incorporated by reference to the Company's  Quarterly  Report on
                Form  10-Q  for  the  fiscal   quarter  ended  January  6,  1996
                (Commission File No. 0-16900).

        (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended July 24, 1993 (Commission File No. 0-16900).

        (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended January 4, 1997 (Commission File No. 0-16900).

        (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1996 (Commission File No. 0-16900).

        (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1995 (Commission File No. 0-16900).

        (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (Commission File No. 0-16900).

        (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1992 (Commission File No. 0-16900).

        (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1990 (Commission File No. 0-16900).

        (11)    Incorporated   by  reference  to  the   Company's   Registration
                Statement on Form S-8 (Commission File No. 33-63447).

        (12) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1993 (Commission File No. 0-16900).

        (13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1988 (Commission File No. 0-16900).