Form 10-Q
period 1997-07-26
RICHFOOD HOLDINGS INC
filed 1997-09-05
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 26, 1997.

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period_________________  to  ___________________.

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

The number of shares outstanding of the Registrant's common stock as of September 1, 1997, was as follows:

               Common Stock, without par value: 47,499,691 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

- -----------------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                    First  Quarter Ended
                                    --------------------------------------------------------
                                    July 26,                           July 20,
                                      1997          %                    1996          %
- -----------------------------------------------------------------------------------------------------------------------------

Sales                            $   739,125      100.00             $   753,383     100.00
Costs and expenses:
     Cost of goods sold              659,733       89.26                 675,484      89.66
     Operating and adminis-
          trative expenses            55,717        7.54                  56,162       7.45
     Interest expense                    854        0.12                   1,674       0.22
     Interest income                    (941)      (0.13)                   (758)     (0.09)
                                 -----------        ----             -----------       ----

Earnings before income taxes          23,762        3.21                  20,821       2.76

Income taxes                           9,256        1.25                   8,376       1.11
                                 -----------        ----             -----------       ----

Net earnings                     $    14,506        1.96             $    12,445       1.65
                                 ===========        ====             ===========       ====


Net earnings per
     common share                $       .31                         $       .26
                                 ===========                         ===========


Cash dividends declared
     per common share            $       .04                         $       .03
                                 ===========                         ===========


Average common shares
     outstanding                  47,434,319                          47,163,086
                                 ===========                         ===========

See accompanying Notes to the Consolidated Financial Statements.




                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                        July 26,       May 3,
                                                                         1997           1997
                                                                      (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                       $     21,382    $     10,416
    Receivables, less allowance for doubtful
         accounts of $3,396 and $3,445                                   102,324         104,739
    Inventories                                                          169,141         163,510
    Other current assets                                                  13,741          14,426
                                                                    ------------    ------------

Total current assets                                                     306,588         293,091
                                                                    ------------    ------------

Notes receivable, less allowance for
    doubtful accounts of $1,836 and $1,886                                33,036          34,639
Property and equipment, net                                              122,808         121,594
Goodwill, net                                                             86,712          87,520
Other assets                                                              42,742          44,636
                                                                    ------------    ------------

Total assets                                                        $    591,886    $    581,480
                                                                    ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Current installments of long-term debt                          $     10,527    $     10,656
    Accounts payable                                                     181,936         209,207
    Accrued expenses and other current liabilities                        62,935          51,360
                                                                    ------------    ------------

Total current liabilities                                                255,398         271,223
                                                                    ------------    ------------

Long-term debt                                                            43,294          32,069
Deferred credits and other                                                18,704          19,538

Shareholders' equity:
    Preferred stock, without par value:
         Authorized shares - 5,000,000;
         none issued or outstanding                                          -                -
    Common stock, without par value:
         Authorized shares - 90,000,000;
         issued and outstanding shares
         47,495,154  and 47,401,770                                       73,592          72,258
    Retained earnings                                                    200,898         186,392
                                                                    ------------    ------------

Total shareholders' equity                                               274,490         258,650
                                                                    ------------    ------------

Total liabilities and shareholders' equity                          $    591,886     $   581,480
                                                                    ============     ===========

See accompanying Notes to the Consolidated Financial Statements.




                                          RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Amounts in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                               -----------
                                                                        July 26,       July 20,
                                                                         1997            1996
                                                                      (12 weeks)      (12 weeks)
- -----------------------------------------------------------------------------------------------------------------------------

Operating activities:
    Net earnings                                                    $     14,506     $    12,445

    Adjustments to reconcile net earnings to net cash
      provided by  operating activities:
        Depreciation and amortization                                      7,254           6,709
        Provision for doubtful accounts                                      896             785
        Other, net                                                           (56)            (85)
        Changes in operating assets and liabilities:
          Receivables                                                      2,811          (6,306)
          Inventories                                                     (5,631)            980
          Other current assets                                             1,311             412
          Accounts payable, accrued expenses
                and other liabilities                                    (15,308)         10,096
                                                                    ------------     -----------

Net cash provided by operating activities                                  5,783          25,036
                                                                    ------------     -----------

Investing activities:
    Purchases of property and equipment                                   (5,503)         (3,684)
    Issuance of notes receivable                                          (1,577)         (6,493)
    Collections on notes receivable                                        1,888           2,079
    Other, net                                                                (7)         (2,409)
                                                                    ------------     -----------

Net cash used for investing activities                                    (5,199)        (10,507)
                                                                    ------------     -----------

Financing activities:
    Net proceeds from (repayments on) long-term debt                      11,096          (9,523)
    Proceeds from issuance of common stock
        under employee stock incentive plans                                 708             759
    Cash dividends paid on common stock                                   (1,422)           (943)
                                                                    ------------     -----------

Net cash provided by (used for) financing activities                      10,382          (9,707)
                                                                    ------------     ------------

Net increase in cash and cash equivalents                                 10,966           4,822

Cash and cash equivalents at beginning of period                          10,416          17,415
                                                                    ------------     -----------

Cash and cash equivalents at end of period                          $     21,382     $    22,237
                                                                    ============     ===========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 3, 1997, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended May 3, 1997 ("fiscal 1997"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Richfood Holdings, Inc. and subsidiaries included in its Annual Report on Form 10-K for fiscal 1997. The results of operations for the twelve week period ended July 26, 1997, may not be indicative of the results that may be expected for the fiscal year ending May 2, 1998 ("fiscal 1998").

Note 2. On September 30, 1996, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Norristown Wholesale, Inc. ("Norristown"), a wholesale distributor of produce and other perishable items headquartered in Norristown, Pennsylvania. Assets acquired primarily consisted of inventory, accounts receivable, warehouse and transportation equipment and a customer list. The Company also assumed the lease for Norristown's transportation fleet. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of acquisition.

Note 3. On August 29, 1996, the Company's Board of Directors declared a three-for-two common stock split payable September 30, 1996, to shareholders of record on September 16, 1996. All references to common share and per common shares data in the consolidated financial statements for previously reported periods have been adjusted to reflect the common stock split.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Sales of $739.1 million for the twelve week period ended July 26, 1997, consisted of $707.9 million of wholesale grocery sales and $73.9 million of retail grocery sales. Wholesale grocery sales included $42.7 million of sales to the Company's retail grocery division. Wholesale grocery sales decreased $14.2 million, or 2.0%, as compared to sales of $722.1 million for the same period last fiscal year. This decrease was primarily attributable to the expiration of the Acme Markets, Inc. supply agreement in June 1997, offset in part by sales to new customers added subsequent to the first quarter of fiscal 1997, sales to customers that continue to expand their retail operations and sales from the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Retail grocery sales of $73.9 million decreased $3.1 million, or 4.0%, compared to sales of $77.0 million for the same period last fiscal year. In accordance with the Company's strategy of focusing on the METRO format, during the fourth quarter of fiscal 1997, the number of BASICS stores was reduced by three as a result of closing one BASICS, selling another BASICS and temporarily closing a third BASICS while it is being converted to the METRO format. The decrease in sales in the first quarter of fiscal 1998, compared to the same period last fiscal year, resulting from the lower number of BASICS stores, was offset in part by sales from one new METRO store opened in September 1996.
Comparable store sales decreased 1.0% for the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997.

         Gross margin was 10.74% of sales for the twelve week period ended July 26, 1997, compared to 10.34% of sales for the same period last fiscal year. The increase in gross margin was primarily attributable to the inclusion of the higher gross margin Norristown produce business in the first quarter ended July 26, 1997, and the effects of the Company taking advantage of certain buying opportunities during the quarter.

         Operating and administrative expenses for the twelve week period ended July 26, 1997, were $55.7 million, or 7.54% of sales, compared to $56.2 million, or 7.45% of sales, for the same period last fiscal year. The increase in operating and administrative expenses as a percent of sales was primarily attributable to the inclusion of Norristown's higher operating expense ratio produce business in the fiscal 1998 first quarter.

         Interest expense for the twelve week period ended July 26, 1997, was $0.9 million, compared to $1.7 million for the same period last fiscal year. The decrease was primarily due to lower average debt levels for the twelve week period ended July 26, 1997, compared to the same period last fiscal year. On April 1, 1997, the Company redeemed the remaining $47.5 million outstanding principal amount of its 10 5/8% Senior Subordinated Notes and in July 1997 repaid $9.0 million on the Company's 6.15% Senior Notes. These reductions in debt were offset in part by increased borrowings under the Company's revolving credit facilities to fund changes in working capital.

         The Company's effective income tax rate was 38.9% and 40.2% for the twelve week periods ended July 26, 1997, and July 20, 1996, respectively.

         Net earnings for the twelve week period ended July 26, 1997, were $14.5 million, or $0.31 per share, a 16.6% increase over net earnings of $12.5 million, or $0.26 per share for the same period last fiscal year.

Liquidity and Capital Resources

         Cash and cash equivalents were $21.4 million at July 26, 1997, compared to $10.4 million at May 3, 1997. Working capital was $51.2 million at July 26, 1997, and $21.9 million at May 3, 1997. The increase in working capital during the first quarter of fiscal 1998 was primarily attributable to an increase in inventories, resulting from the Company taking advantage of inventory buying opportunities, and a reduction in accounts payable, primarily funded by borrowings under long-term revolving credit facilities.

         Net cash provided by operating activities for the twelve week period ended July 26, 1997, was $5.8 million. This amount primarily consisted of net earnings of $14.5 million and depreciation and amortization of $7.3 million, offset in part by changes in working capital.

         Net cash used for investing activities of $5.2 million for the twelve week period ended July 26, 1997, primarily consisted of $5.5 million of capital expenditures. The Company continued to invest in its wholesale grocery facilities and equipment to maintain its efficient operations and also employed capital in connection with the conversion of an existing BASICS store to the METRO format during the first quarter of fiscal 1998.

         Net cash provided by financing activities of $10.4 million for the twelve week period ended July 26, 1997, consisted primarily of $11.1 million of net proceeds from long-term debt. The $11.1 million of net proceeds primarily related to borrowings under revolving credit facilities of $20.6 million at July 26, 1997, offset in part by a $9.0 million principal payment on the Company's 6.15% Senior Notes in July 1997. Net repayments on long-term debt for the twelve week period ended July 20, 1996, consisted primarily of $9.0 million of principal payments on the Company's 6.15% Senior Notes.

         The Company's total debt was $53.8 million at July 26, 1997, compared to $42.7 million at May 3, 1997. Shareholders' equity increased to $274.5 million at July 26, 1997, from $258.7 million at May 3, 1997. The ratio of total debt to equity was 0.20 to 1 at July 26, 1997, and 0.17 to 1 at May 3, 1997.

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

                                            RICHFOOD HOLDINGS, INC.


      Date:   September 5, 1997               By  /s/  John C. Belknap
                                                  ---------------------
                                                  John C. Belknap
                                                  Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit 11.1              Earnings Per Share Calculation
Exhibit 27.1              Financial Data Schedule