Form 10-Q
period 1997-10-18
RICHFOOD HOLDINGS INC
filed 1997-12-02
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 18, 1997.

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period___________ to___________.

                         Commission file number: 0-16900


                             RICHFOOD HOLDINGS, INC.


Incorporated under the laws                      I.R.S. Employer  Identification
of Virginia                                               No. 54-1438602

                                  4860 Cox Road
                                    Suite 300
                           Glen Allen, Virginia 23060
                                  (804)915-6000

                                 Former address:
                               8258 Richfood Road
                         Mechanicsville, Virginia 23116
                                  (804)746-6000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No .

The number of shares outstanding of the Registrant's common stock as of November 25, 1997, was as follows:

               Common Stock, without par value: 47,542,786 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                 RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                           (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------------------------------
                                                      (Unaudited)
                                                Second  Quarter Ended
                                   --------------------------------------------------------
                                   October 18,                        October 12,
                                      1997                               1996
                                   (12 weeks)       %                 (12 weeks)       %
--------------------------------------------------------------------------------------------------------
Sales                             $  719,474      100.00              $  739,640     100.00
Costs and expenses:
     Cost of goods sold              640,977       89.09                 662,020      89.51
     Operating and adminis-
          trative expenses            53,978        7.50                  55,898       7.55
     Interest expense                    927        0.13                   1,585       0.21
     Interest income                    (915)      (0.13)                   (838)     (0.11)
                                   ----------      ------                --------     ------

Earnings before income taxes          24,507        3.41                  20,975       2.84

Income taxes                           9,497        1.32                   8,403       1.14
                                 -----------        ----            ------------       ----

Net earnings                     $    15,010        2.09             $    12,572       1.70
                                 ===========        ====             ===========       ====


Net earnings per
     common share                $       .32                         $       .27
                                 ===========                         ===========


Cash dividends declared
     per common share            $       .04                         $       .03
                                 ===========                         ===========


Average common shares
     outstanding                  47,505,909                          47,283,785
                                  ==========                          ==========

See accompanying Notes to the Consolidated Financial Statements.




                                 RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                           (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------------------------------
                                                       (Unaudited)
                                                       Year-to-Date
                                   --------------------------------------------------------
                                   October 18,                        October 12,
                                      1997                               1996
                                   (24 weeks)       %                 (24 weeks)       %
--------------------------------------------------------------------------------------------------------

Sales                            $ 1,458,599      100.00            $  1,493,023     100.00
Costs and expenses:
     Cost of goods sold            1,300,710       89.18               1,337,504      89.58
     Operating and adminis-
          trative expenses           109,695        7.52                 112,060       7.51
     Interest expense                  1,781        0.12                   3,259       0.22
     Interest income                  (1,856)      (0.13)                 (1,596)     (0.11)
                                 ------------      ------              ----------     ------

Earnings before income taxes          48,269        3.31                  41,796       2.80

Income taxes                          18,753        1.29                  16,779       1.12
                               -------------        ----           -------------       ----

Net earnings                   $      29,516        2.02           $      25,017       1.68
                               =============        ====           =============       ====


Net earnings per
     common share              $         .62                       $         .53
                               =============                       =============


Cash dividends declared
     per common share          $         .08                       $        .06
                               =============                       =============


Average common shares
     outstanding                  47,470,114                          47,223,435
                                  ==========                          ==========

See accompanying Notes to the Consolidated Financial Statements.




                                 RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                      (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------
                                                                       October 18,        May 3,
                                                                         1997              1997
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                      $     13,274    $     10,416
    Receivables, less allowance for doubtful
         accounts of $3,538 and $3,445                                   116,992         104,739
    Inventories                                                          172,484         163,510
    Other current assets                                                  14,053          14,426
                                                                    ------------    ------------

Total current assets                                                     316,803         293,091
                                                                    ------------    ------------

Notes receivable, less allowance for
    doubtful accounts of $1,786 and $1,886                                33,181          34,639
Property and equipment, net                                              122,368         121,594
Goodwill, net                                                             85,903          87,520
Other assets                                                              46,206          44,636
                                                                    ------------    ------------

Total assets                                                        $    604,461    $    581,480
                                                                    ============    ============

Liabilities and Shareholders' Equity Current liabilities:
    Current installments of long-term debt                          $     10,451    $     10,656
    Accounts payable                                                     215,358         209,207
    Accrued expenses and other current liabilities                        50,159          51,360
                                                                    ------------    ------------

Total current liabilities                                                275,968         271,223
                                                                    ------------    ------------

Long-term debt                                                            21,997          32,069
Deferred credits and other                                                18,583          19,538

Shareholders' equity:
    Preferred stock, without par value:
         Authorized shares - 5,000,000;
         none issued or outstanding                                         -                -
    Common stock, without par value:
         Authorized shares - 90,000,000;
         issued and outstanding shares
         47,521,736  and 47,401,770                                       73,905          72,258
    Retained earnings                                                    214,008         186,392
                                                                    ------------    ------------

Total shareholders' equity                                               287,913         258,650
                                                                    ------------    ------------

Total liabilities and shareholders' equity                          $    604,461    $    581,480
                                                                    ============    ============

See accompanying Notes to the Consolidated Financial Statements.




                                 RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in thousands)
--------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                      October 18,        October 12,
                                                                         1997               1996
                                                                      (24 weeks)         (24 weeks)
--------------------------------------------------------------------------------------------------------

Operating activities:
    Net earnings                                                     $    29,516        $   25,017

    Adjustments to reconcile net earnings to net cash
      provided by  operating activities:
        Depreciation and amortization                                     14,807            12,920
        Provision for doubtful accounts                                    1,814             1,517
        Other, net                                                           (54)             (477)
        Changes in operating assets and liabilities,
         net of  effects  of acquisitions:
           Receivables                                                   (10,665)          (14,357)
           Inventories                                                    (8,974)           (9,801)
           Other current assets                                            1,102               433
           Accounts payable, accrued expenses
                and other liabilities                                      5,816            49,486
                                                                     -----------        ----------

Net cash provided by operating activities                                 33,362            64,738
                                                                     -----------        ----------

Investing activities:
    Acquisition, net of cash acquired                                         --           (26,098)
    Purchases of property and equipment                                  (10,176)          (10,038)
    Issuance of notes receivable                                          (4,636)          (13,972)
    Collections on notes receivable                                        2,692             5,760
    Other, net                                                            (5,707)           (6,113)
                                                                     -----------        ----------

Net cash used for investing activities                                   (17,827)          (50,461)
                                                                     -----------        ----------

Financing activities:
    Net repayments on long-term debt                                     (10,277)           (9,316)
    Proceeds from issuance of common stock
        under employee stock incentive plans                                 922               810
    Cash dividends paid on common stock                                   (3,322)           (2,361)
                                                                     -----------        ----------

Net cash used for financing activities                                   (12,677)          (10,867)
                                                                     -----------        ----------

Net increase in cash and cash equivalents                                  2,858             3,410

Cash and cash equivalents at beginning of period                          10,416            17,415
                                                                     -----------        ----------

Cash and cash equivalents at end of period                           $    13,274        $   20,825
                                                                     ===========        ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 3, 1997, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended May 3, 1997 ("fiscal 1997"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Richfood Holdings, Inc. and subsidiaries included in its Annual Report on Form 10-K for fiscal 1997. The results of operations for the twelve and twenty-four week periods ended October 18, 1997, may not be indicative of the results that may be expected for the fiscal year ending May 2, 1998 ("fiscal 1998").

Note 2. As of November 26, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets of Farm Fresh, Inc. ("Farm Fresh"), a privately-held supermarket chain based in Norfolk, Virginia. The transaction is expected to be effected through a prepackaged voluntary reorganization of Farm Fresh under Chapter 11 of the U.S. Bankruptcy Code or other consensual proceeding, and is subject to approval by the Bankruptcy Court and the holders of Farm Fresh's 12.25% Senior Notes, due October 1, 2000, and Farm Fresh's 12.25% Senior Notes, Series A, due October 1, 2000 (collectively, the "Senior Notes"), as well as required regulatory approvals and other customary closing conditions. Holders of a majority of the Senior Notes have indicated that they support and intend to vote in favor of the transaction. Under the terms of the agreement, the Company will not assume the Senior Notes or other indebtedness for money borrowed, or Farm Fresh's lease obligations for previously-closed stores or four currently-operated stores that will be closed in connection with the proposed sale. The anticipated purchase price is expected to consist of approximately $220 million cash, plus the value of certain assumed capital leases, plus 1.5 million warrants for the purchase of shares of the Company's common stock at an exercise price of $25 per share with a term of five years following issuance. The exact amount of the cash purchase price will vary depending on changes in Farm Fresh's working capital and the capital lease obligations assumed by the Company. Upon completion of the acquisition, which is expected to occur in early 1998, Farm Fresh will operate as a separate, wholly-owned subsidiary of the Company.

           The above discussion is qualified in its entirety by reference to the Asset Purchase Agreement, dated as of November 26, 1997, which is attached as Exhibit 2.1, hereto, and incorporated herein by reference.

Note 3. On September 30, 1996, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Norristown Wholesale, Inc. ("Norristown"), a wholesale distributor of produce and other perishable items headquartered in Norristown, Pennsylvania. Assets acquired primarily consisted of inventory, accounts receivable, warehouse and transportation equipment and a customer list. The Company also assumed the lease for Norristown's transportation fleet. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of acquisition.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Sales of $719.5 million for the twelve week period ended October 18, 1997, consisted of $689.6 million of wholesale grocery sales and $71.4 million of retail grocery sales. Wholesale grocery sales included $41.5 million of sales to the Company's retail grocery division. Wholesale grocery sales for the second quarter of fiscal 1998 decreased $21.5 million, or 3.0%, as compared to sales of $711.1 million for the same period last fiscal year. This decrease was primarily attributable to the expiration of the Acme Markets, Inc. ("Acme") frozen food supply agreement (the "Acme Supply Agreement") in June 1997. Excluding sales to Acme in fiscal 1997 under the Acme Supply Agreement, wholesale sales for the second quarter of fiscal 1998 would have increased $17.2 million, or 2.6%. This increase was primarily attributable to sales from the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Sales of $1,458.6 million for the twenty-four week period ended October 18, 1997, consisted of $1,397.4 million of wholesale grocery sales and $145.3 million of retail grocery sales. Wholesale grocery sales included $84.1 million of sales to the Company's retail grocery division. Wholesale grocery sales for the first twenty-four weeks of fiscal 1998 decreased $35.8 million, or 2.5%, as compared to sales of $1,433.2 million for the same period last fiscal year. This decrease was primarily attributable to the expiration of the Acme Supply Agreement in June 1997, offset in part by sales from the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Retail grocery sales of $71.4 million and $145.3 million for the twelve and twenty-four week periods ended October 18, 1997, respectively, decreased $4.5 million, or 6.0%, and $7.7 million, or 5.0%, respectively, compared to the same periods last fiscal year. In accordance with the Company's strategy of focusing on the METRO format, during the fourth quarter of fiscal 1997, the number of BASICS stores was reduced from five to two as a result of closing one, selling another and temporarily closing a third store while it was being converted to the METRO format. The decrease in sales in the fiscal 1998 periods, compared to the same periods last fiscal year, resulting from the reduced number of BASICS stores, was offset in part by sales from one new METRO store, which opened in September 1996. Comparable store sales increased 1.0% for the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997, and decreased 0.3% for the twenty-four week period ended October 18, 1997, compared to the same period during fiscal 1997.

         Gross margin was 10.91% and 10.82% of sales for the twelve and twenty-four week periods ended October 18, 1997, compared to 10.49% and 10.42%, respectively, of sales for the same periods last fiscal year. The increase in gross margin was primarily attributable to the inclusion of the higher gross margin Norristown produce business in the fiscal 1998 periods and the effects of the Company taking advantage of certain buying opportunities during the same periods.

         Operating and administrative expenses were $54.0 million, or 7.50% of sales, for the twelve week period ended October 18, 1997, compared to $55.9 million, or 7.55% of sales, for the same period last fiscal year. The decrease in operating and administrative expenses as a percent of sales was primarily attributable to the Company's continued focus on controlling costs and the effects of certain productivity and efficiency initiatives in the Company's retail operations, offset in part by the inclusion of Norristown's higher operating expense ratio produce business in the fiscal 1998 results. Operating and administrative expenses were $109.7 million, or 7.52% of sales, for the twenty-four week period ended October 18, 1997, compared to $112.1 million, or 7.51% of sales, for the same period last fiscal year.

         Interest expense for the twelve and twenty-four week periods ended October 18, 1997, was $0.9 million and $1.8 million, respectively, compared to $1.6 million and $3.3 million for the same periods last fiscal year. The decrease was primarily due to lower average debt levels for the fiscal 1998 periods, compared to the same periods of last fiscal year. On April 1, 1997, the Company redeemed the remaining $47.5 million outstanding principal amount of its 10 5/8% Senior Subordinated Notes and in July 1997 repaid $9.0 million on the Company's 6.15% Senior Notes.

         The Company's effective income tax rate was 38.8% and 38.9% for the twelve and twenty-four week periods ended October 18, 1997, respectively, as compared to 40.1% for the same periods last fiscal year.

         Net earnings for the twelve week period ended October 18, 1997, were $15.0 million, or $0.32 per share, a 19.4% increase over net earnings of $12.6 million, or $0.27 per share, for the same period last fiscal year. Net earnings for the twenty-four week period ended October 18, 1997, were $29.5 million, or $0.62 per share, an 18.0% increase over net earnings of $25.0 million, or $0.53 per share, for the same period last fiscal year.

Liquidity and Capital Resources

         As of November 26, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets of Farm Fresh, Inc., ("Farm Fresh"). See note 2 to the Consolidated Financial statements for further information regarding this transaction. In connection with the acquisition, the Company intends to replace its current credit facilities with a new, five-year revolving credit facility. Proposals have been received from a number of financial institutions in this regard, and the Company, based on their assurances, anticipates that it will be able to successfully establish such a facility.

         Cash and cash equivalents were $13.3 million at October 18, 1997, compared to $10.4 million at May 3, 1997. Working capital was $40.8 million at October 18, 1997, and $21.9 million at May 3, 1997.

         Net cash provided by operating activities for the twenty-four week period ended October 18, 1997, was $33.4 million. This amount primarily consisted of net earnings of $29.5 million and depreciation and amortization of $14.8 million, offset in part by changes in certain working capital accounts.

         Net cash used for investing activities of $17.8 million for the twenty-four week period ended October 18, 1997 primarily consisted of $10.2 million of capital expenditures. The Company continued to invest in its wholesale distribution centers and equipment to maintain the efficiency of its operations and also employed capital in connection with the conversion of an existing BASICS store to the METRO format during the twenty-four week period ended October 18, 1997. Net cash used for investing activities of $50.5 million for the twenty-four week period ended October 12, 1996 included $26.1 million for the acquisition of the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Net cash used for financing activities of $12.7 million and $10.9 million for the twenty-four week periods ended October 18, 1997 and October 12, 1996, respectively, consisted primarily of the $9.0 million of annual principal payments on the Company's 6.15% Senior Notes.

         The Company's total debt was $32.4 million at October 18, 1997, compared to $42.7 million at May 3, 1997. Shareholders' equity increased to $287.9 million at October 18, 1997, from $258.7 million at May 3, 1997. The ratio of total debt to equity was 0.11 to 1 at October 18, 1997, and 0.17 to 1 at May 3, 1997.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under long-term debt facilities to maintain its competitive position and expand its business.

                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters of a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on August 28, 1997. The following proposals were submitted to the shareholders.

         (1) to elect 12 directors of the Company to serve until the next annual meeting of shareholders; (2) to approve the amendment of the Richfood Holdings, Inc. Omnibus Stock Incentive Plan; and (3) to ratify the appointment by the Board of Directors of Ernst & Young LLP to serve as independent public accountants for the current fiscal year.

         Shareholders elected all nominees for director, approved the amendment of the Richfood Holdings, Inc. Omnibus Stock Incentive Plan and ratified the appointment of Ernst & Young LLP. The number of votes cast with respect to each of the above matters was as follows:

                                                                                  Withheld
                                                     For            Against       Authority       Abstain
                                                  -------------------------------------------------------
        Election of Directors
        Donald D. Bennett                         38,449,959             --         22,765             --
        Roger L. Gregory                          38,451,262             --         21,462             --
        Grace E. Harris                           38,450,892             --         21,832             --
        John C. Jamison                           38,461,662             --         11,062             --
        G. Gilmer Minor, III                      38,462,762             --          9,962             --
        Claude B. Owen, Jr.                       38,462,012             --         10,712             --
        John F. Rotelle                           38,359,210             --        113,514             --
        Albert F. Sloan                           38,458,612             --         14,112             --
        John E. Stokely                           38,367,309             --        105,415             --
        George H. Thomazin                        38,462,612             --         10,112             --
        James E. Ukrop                            38,460,809             --         11,915             --
        Edward Villanueva                         38,364,247             --        108,477             --
                                                                                    Non-
                                                     For            Against         Votes         Abstain
                                                  -------------------------------------------------------
        Amendment  of Richfood
        Holdings, Inc. Omnibus
        Stock Incentive Plan                      36,094,359      2,340,980           --           37,385
        --------------------

                                                                                    Non-
                                                     For            Against         Votes         Abstain
                                                  -------------------------------------------------------
        Appointment  of Ernst &
        Young LLP                                 38,457,858          2,934           --           11,932
        ---------

        No other business came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits
            Exhibit 2.1-Asset Purchase Agreement, dated as of November 26, 1997, by and among Farm Fresh, Inc., Richfood Holdings, Inc. and FF Acquisition, L.L.C.
            Exhibit 11.1-Earnings Per Share Calculation
            Exhibit 27.1-Financial Data Schedule

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RICHFOOD HOLDINGS, INC.


      Date:   December 2, 1997                    By /s/ John C. Belknap
                                                    --------------------
                                                     Executive Vice President
                                                     and Chief Financial Officer