Form 10-Q
period 1998-01-10
RICHFOOD HOLDINGS INC
filed 1998-02-24
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 10, 1998.

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period_______________________ to___________________.

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

The number of shares outstanding of the Registrant's common stock as of February 13, 1998, was as follows:

               Common Stock, without par value: 47,582,626 shares.



                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                               RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                         (Dollar amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------------
                                                          (Unaudited)
                                                     Third  Quarter Ended
                                  -----------------------------------------------------------
                                  January 10,                         January 4,
                                      1998       Percent                 1997        Percent
                                   (12 weeks)   of sales              (12 weeks)    of sales
-----------------------------------------------------------------------------------------------------

Sales                             $  743,951      100.00%             $  807,272     100.00%
Costs and expenses:
     Cost of goods sold              661,828       88.96                 721,779      89.41
     Operating and adminis-
          trative expenses            53,789        7.23                  59,432       7.36
     Interest expense                    778        0.10                   1,913       0.24
     Interest income                    (867)      (0.11)                   (776)     (0.10)
                                  ----------      ------              ----------     ------

Earnings before income taxes          28,423        3.82                  24,924       3.09

Income taxes                          10,843        1.46                   9,924       1.23
                                  ----------      ------              ----------     ------

Net earnings                      $   17,580        2.36%             $   15,000       1.86%
                                  ==========      ======              ==========     ======


Net earnings per
     common share                 $      .37                          $      .32
                                  ==========                          ==========

Net earnings per
     common share-
     assuming dilution            $      .37                          $      .31
                                  ==========                          ==========

Cash dividends declared
     per common share             $      .04                          $      .03
                                  ==========                          ==========

Average common shares
     outstanding                  47,536,579                          47,325,705
                                  ==========                          ==========

Average common shares
     outstanding-assuming
     dilution                     47,800,746                          47,664,011
                                  ==========                          ==========

See accompanying Notes to the Consolidated Financial Statements.





                               RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                         (Dollar amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        Year-to-Date
                                  ----------------------------------------------------------
                                  January 10,                         January 4,
                                      1998       Percent                 1997        Percent
                                   (36 weeks)   of sales              (36 weeks)    of sales
-----------------------------------------------------------------------------------------------------

Sales                            $ 2,202,550      100.00%           $  2,300,295     100.00%
Costs and expenses:
     Cost of goods sold            1,962,538       89.10               2,059,283      89.52
     Operating and adminis-
          trative expenses           163,484        7.42                 171,492       7.46
     Interest expense                  2,559        0.12                   5,172       0.22
     Interest income                  (2,723)      (0.12)                 (2,372)     (0.10)
                                 -----------      ------            ------------     ------

Earnings before income taxes          76,692        3.48                  66,720       2.90

Income taxes                          29,596        1.34                  26,703       1.16
                                 -----------      ------            ------------     ------

Net earnings                     $    47,096        2.14%           $     40,017       1.74%
                                 ===========      ======            ============     ======


Net earnings per
     common share                $       .99                        $        .85
                                 ===========                        ============

Net earnings per
     common share-
     assuming dilution           $       .99                        $        .84
                                 ===========                        ============

Cash dividends declared
     per common share            $       .12                        $       .09
                                 ===========                        ============

Average common shares
     outstanding                  47,492,269                          47,257,605
                                 ===========                        ============

Average common shares
     outstanding-assuming
     dilution                     47,720,127                          47,616,866
                                 ===========                        ============

See accompanying Notes to the Consolidated Financial Statements.




                               RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                     (Dollar amounts in thousands)

-----------------------------------------------------------------------------------------------------
                                                                      January 10,       May 3,
                                                                         1998            1997
                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                       $     36,010    $     10,416
    Receivables, less allowance for doubtful
         accounts of $3,586 and $3,445                                   109,926         104,739
    Inventories                                                          164,277         163,510
    Other current assets                                                  13,132          14,426
                                                                    ------------    ------------

Total current assets                                                     323,345         293,091
                                                                    ------------     -----------

Notes receivable, less allowance for
    doubtful accounts of $1,736 and $1,886                                33,072          34,639
Property and equipment, net                                              123,256         121,594
Goodwill, net                                                             85,094          87,520
Other assets                                                              47,954          44,636
                                                                    ------------    ------------

Total assets                                                        $    612,721    $    581,480
                                                                    ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Current installments of long-term debt                          $     10,259    $     10,656
    Accounts payable                                                     197,734         209,207
    Accrued expenses and other current liabilities                        59,619          51,360
                                                                    ------------    ------------

Total current liabilities                                                267,612         271,223
                                                                    ------------    ------------

Long-term debt                                                            21,849          32,069
Deferred credits and other                                                19,339          19,538

Shareholders' equity:
    Preferred stock, without par value:
         Authorized shares - 5,000,000;
         none issued or outstanding                                       -                -
    Common stock, without par value:
         Authorized shares - 90,000,000;
         issued and outstanding shares
         47,553,011  and 47,401,770                                       74,235          72,258
    Retained earnings                                                    229,686         186,392
                                                                    ------------    ------------

Total shareholders' equity                                               303,921         258,650
                                                                     -----------     -----------

Total liabilities and shareholders' equity                          $    612,721    $    581,480
                                                                    ============    ============

See accompanying Notes to the Consolidated Financial Statements.



                                  RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Amounts in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                               -----------
                                                                     January 10,         January 4,
                                                                         1998               1997
                                                                      (36 weeks)         (36 weeks)
-----------------------------------------------------------------------------------------------------------

Operating activities:
    Net earnings                                                     $    47,096        $   40,017

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                     21,807            20,384
        Provision for doubtful accounts                                    2,919             2,846
        Other, net                                                            13              (421)
          Changes in operating assets and liabilities,
            net of effects of acquisitions:
              Receivables                                                 (4,654)           (1,117)
              Inventories                                                   (767)          (15,803)
              Other current assets                                         2,097              (230)
              Accounts payable, accrued expenses
                and other liabilities                                     (1,628)           18,939
                                                                     -----------        ----------

Net cash provided by operating activities                                 66,883            64,615
                                                                     -----------        ----------

Investing activities:
    Acquisition, net of cash acquired                                         --           (26,098)
    Purchases of property and equipment                                  (15,082)          (12,687)
    Issuance of notes receivable                                          (8,440)          (18,097)
    Collections on notes receivable                                        4,614             7,222
    Other, net                                                            (7,714)           (6,940)
                                                                     -----------        ----------

Net cash used for investing activities                                   (26,622)          (56,600)
                                                                     -----------        ----------

Financing activities:
    Net repayments on long-term debt                                     (10,617)          (10,189)
    Proceeds from issuance of common stock
        under employee stock incentive plans                               1,174               834
    Cash dividends paid on common stock                                   (5,224)           (3,773)
                                                                     -----------        ----------

Net cash used for financing activities                                   (14,667)          (13,128)
                                                                     -----------        ----------

Net increase (decrease) in cash and cash equivalents                      25,594            (5,113)

Cash and cash equivalents at beginning of period                          10,416            17,415
                                                                     -----------        ----------

Cash and cash equivalents at end of period                           $    36,010        $   12,302
                                                                     ===========        ==========

See accompanying Notes to the Consolidated Financial Statements.

                                                                                                           5

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 3, 1997, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1997 ("fiscal 1997"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Richfood Holdings, Inc. and subsidiaries included in its Annual Report on Form 10-K for fiscal 1997. The results of operations for the twelve and thirty-six week periods ended January 10, 1998, may not be indicative of the results that may be expected for the fiscal year ending May 2, 1998 ("fiscal 1998").

Note 2.    As of November  26,  1997,  the  Company  entered  into a  definitive agreement to acquire substantially all of the assets and assume certain liabilities of Farm Fresh, Inc. ("Farm Fresh"), a privately-held supermarket chain based in Norfolk, Virginia (the "Farm Fresh Acquisition"). The transaction will be effected through a "prepackaged" Chapter 11 bankruptcy proceeding, which was commenced by Farm Fresh in the U.S. Bankruptcy Court for the District of Delaware on January 7, 1998. The Bankruptcy Court confirmed Farm Fresh's plan of reorganization, and approved the transaction between Farm Fresh and the Company, on February 20, 1998. Under the terms of the agreement, the Company will not assume Farm Fresh's indebtedness for money borrowed or, with one exception, Farm Fresh's lease obligations for previously-closed stores or three currently-operated stores that will be closed in connection with the proposed sale. The anticipated purchase price is expected to consist of approximately $220 million cash, plus the value of certain assumed capital leases, plus 1.5 million warrants for the purchase of shares of the Company's common stock at an exercise price of $25 per share with a term of five years following issuance. The exact amount of the cash portion of the purchase price will vary depending on the amount of Farm Fresh's working capital at the time of closing and the capital lease obligations assumed by the Company. The Company expects to pay the cash portion of the purchase price for the Farm Fresh Acquisition with cash on hand and through borrowings under new revolving credit facilities. Upon closing of the transaction, which is subject to customary conditions and is expected to occur during the first week of March 1998, Farm Fresh will operate as a separate, wholly-owned subsidiary of the Company.

           The above discussion is qualified in its entirety by reference to the Asset Purchase Agreement, dated as of November 26, 1997, between Richfood Holdings, Inc., FF Acquisition, L.L.C., and Farm Fresh, which was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 18, 1997, and which is incorporated by reference herein.

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

Note 4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." This Statement established new standards for computing and presenting earnings per share and requires reporting of both basic and diluted earnings per share. The Company's earnings per share for the twelve and thirty-six week periods ended January 10, 1998 and January 4, 1997 reflect the adoption of SFAS No. 128. All prior period earnings per share data has been recomputed in accordance with this new Statement, and the effect of adopting SFAS No. 128 on earnings per share calculations for prior periods is not material.

           The following table sets forth the computation of basic and diluted earnings per share for the twelve and thirty-six week periods ended January 10, 1998 and January 4, 1997, respectively:

            (dollar amounts in thousands,
              except per share data)                                                  Twelve weeks ended
                                                                                 -------------------------------
                                                                                 January 10,          January 4,
                                                                                    1998                 1997
                                                                                 ----------           ----------
             NUMERATOR:

             Net earnings                                                        $   17,580           $   15,000
                                                                                 ==========           ==========


              DENOMINATOR:
              Denominator for basic earnings per share-
                   weighted average common shares                                47,536,579           47,325,705

              Effect of dilutive securities:
                  Stock options                                                     264,167              338,306
                                                                                 ----------           ----------

              Denominator for diluted earnings per share-
                    adjusted weighted average shares                             47,800,746           47,664,011
                                                                                 ==========           ==========

              Net earnings per common share-basic                                $     0.37           $     0.32
                                                                                 ==========           ==========

              Net earnings per common share-diluted                              $     0.37           $     0.31
                                                                                 ==========           ==========


Note 4.  continued
                                                                                     Thirty-six weeks ended
                                                                                 -------------------------------
                                                                                 January 10,          January 4,
                                                                                    1998                 1997
                                                                                 ----------           ----------

               NUMERATOR:

               Net earnings                                                      $   47,096           $   40,017
                                                                                 ==========           ==========

               DENOMINATOR:
               Denominator for basic earnings per share-
                      weighted average common shares                             47,492,269           47,257,605

               Effect of dilutive securities:
                    Stock options                                                   227,858              359,261
                                                                                 ----------           ----------

               Denominator for diluted earnings per share-
                       adjusted weighted average shares                          47,720,127           47,616,866
                                                                                 ==========           ==========

               Net earnings per common share-basic                               $     0.99           $     0.85
                                                                                 ==========           ==========

               Net earnings per common share-diluted                             $     0.99           $     0.84
                                                                                 ==========           ==========

           Options to purchase 20,000 and 35,250 shares of common stock at a weighted-average exercise price of $26.56 and $26.04 per share were outstanding during the twelve and thirty-six week periods ended January 10, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, would be antidilutive.

           Under the Company's Amended Omnibus Stock Incentive Plan, dated July 29, 1997, based on the awards and criteria established by the Company's Executive Compensation Committee with respect to Incentive Awards for the three fiscal year performance cycle that commenced on May 4, 1997, certain employees would be entitled to receive 24,713 shares of common stock at January 10, 1998. These contingently issuable shares are not included in the computation of diluted earnings per share because certain performance goals and other necessary conditions to vesting had not been satisfied as of January 10, 1998.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
-------------------

Farm Fresh Acquisition

         On February 20, 1998, the United States Bankruptcy Court for the District of Delaware confirmed Farm Fresh's plan of reorganization, including the acquisition of substantially all of Farm Fresh's assets and certain of its liabilities by a wholly-owned subsidiary of the Company. Closing for the Farm Fresh Acquisition is expected to occur during the first week of March 1998. See
Note 2 to the Consolidated Financial Statements included herein for further information regarding this transaction.

West Point, Pennsylvania Distribution Center

         The Company is a party to a four year collective bargaining agreement with Teamsters Local No. 929 ("Local 929") that expires in July 1998 covering warehouse employees at the West Point, Pennsylvania, frozen food distribution center (the "West Point Facility"). Intermittently since 1996, the Company has engaged in discussions with Local 929 regarding modification and extension of the collective bargaining agreement. In September, 1997, the Company issued a plant closing notice under the Worker Adjustment and Retraining Notification ("WARN") Act with respect to the West Point Facility. Thereafter, the Company and Local 929 renewed their discussions regarding modification and extension of the current collective bargaining agreement. The Company extended the plant closing notice on January 8, 1998, at the union's request, pending the outcome of the discussions. Discussions with Local 929 have subsequently been discontinued.

         The Company is currently considering its options with regards to its frozen food logistics and distribution network. Such options include closing the West Point Facility and transferring the West Point distribution activities to other locations. In the event the Company determines to close the West Point Facility, the facility will be offered for sale to third parties, and the Company will record a restructuring charge relating to the cessation of operations at the facility, the sale of the facility and the relocation of the business currently conducted at the facility. The amount of such potential charge is not presently determinable. The Company believes that any relocation of the West Point business to other facilities will not result in a disruption of service to its customers.

Shoppers Supply Agreement

         The Company's supply agreement with Shoppers Food Warehouse Corp. ("Shoppers"), the Company's second largest customer in fiscal 1997, expired in December 1997. The Company and Shoppers continue to operate under the terms of the old supply agreement.

Results of Operations
---------------------

         Sales of $744.0 million for the twelve week period ended January 10, 1998, consisted of $712.9 million of wholesale grocery sales and $77.9 million of retail grocery sales. Wholesale grocery sales included $46.8 million of sales to the Company's retail grocery division. Wholesale grocery sales for the twelve week period ended January 10, 1998, decreased $65.4 million, or 8.4%, as compared to sales of $778.3 million for the same period last fiscal year. This decrease was primarily attributable to the expiration in June 1997 of the Company's frozen food supply agreement with Acme Markets, Inc. ("Acme") (the "Acme Supply Agreement"). Excluding sales to Acme during the twelve week period ended January 4, 1997, wholesale grocery sales for the twelve week period ended January 10, 1998, would have represented a decrease of $25.9 million, or 3.5%. This decrease was primarily attributable to competitive store openings that affected certain of the Company's customers.

         Sales of $2,202.6 million for the thirty-six week period ended January 10, 1998, consisted of $2,110.3 million of wholesale grocery sales and $223.2 million of retail grocery sales. Wholesale grocery sales included $130.9 million of sales to the Company's retail grocery division. Wholesale grocery sales for the thirty-six week period ended January 10, 1998, decreased $101.2 million, or 4.6%, as compared to sales of $2,211.5 million for the same period last fiscal year. Excluding sales to Acme during the thirty-six week period ended January 4, 1997, and during the first twelve weeks of fiscal 1998, prior to expiration of the Acme Supply Agreement, wholesale grocery sales for the thirty-six week period ended January 10, 1998, would have represented a decrease of $8.0 million, or 0.4%. This decrease was primarily attributable to competitive store openings that affected certain of the Company's customers, offset in part by sales from the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Retail grocery sales of $77.9 million for the twelve week period ended January 10, 1998, increased $0.6 million, or 0.8%, compared to the same period last fiscal year. Same store sales increased 3.0% for the twelve week period ended January 10, 1998, compared to the same period during fiscal 1997, primarily as a result of the completion of the conversion of a former BASICS store to the METRO format in November 1997. Retail grocery sales of $223.2 million for the thirty-six week period ended January 10, 1998, decreased $7.0 million, or 3.0%, compared to the same period last fiscal year. In accordance with the Company's strategy of focusing on the METRO format, during the fourth quarter of fiscal 1997 the number of BASICS stores was reduced from five to two as a result of closing one, selling another and temporarily closing a third store until its conversion to the METRO format was completed in November 1997. Same store sales increased 1.4% for the thirty-six week period ended January 10, 1998, compared to the same period during fiscal 1997.

         Gross margin was 11.04% and 10.90% of sales for the twelve and thirty-six week periods ended January 10, 1998, respectively, compared to 10.59% and 10.48%, respectively, of sales for the same periods last fiscal year. The increase in gross margin was primarily attributable to the effects of the Company taking advantage of certain buying opportunities during the fiscal 1998 periods, increased gross margins in the Company's retail grocery operations (resulting from a greater emphasis on perishables and other higher-margin categories), and the inclusion of the higher gross margin Norristown produce business for the full thirty-six week period of fiscal 1998.

         Operating and administrative expenses were $53.8 million, or 7.23% of sales, for the twelve week period ended January 10, 1998, compared to $59.4 million, or 7.36% of sales, for the same period last fiscal year. Operating and administrative expenses were $163.5 million, or 7.42% of sales, for the thirty-six week period ended January 10, 1998, compared to $171.5 million, or 7.46% of sales, for the same period last fiscal year. The decrease in operating and administrative expenses as a percent of sales was primarily attributable to the Company's continued focus on controlling costs and the effects of certain productivity and efficiency initiatives in the Company's retail grocery operations. This decrease was offset in part by the inclusion of Norristown's higher operating expense ratio produce business for the full thirty-six week period of fiscal 1998.

         Interest expense for the twelve and thirty-six week periods ended January 10, 1998, was $0.8 million and $2.6 million, respectively, compared to $1.9 million and $5.2 million, respectively, for the same periods last fiscal year. The decrease was primarily due to lower average debt levels for the fiscal 1998 periods, compared to the same periods last fiscal year. On April 1, 1997, the Company redeemed the remaining $47.5 million outstanding principal amount of its 10 5/8% Senior Subordinated Notes and in July 1997 repaid $9.0 million on the Company's 6.15% Senior Notes.

         The Company's effective income tax rate was 38.2% and 38.6% for the twelve and thirty-six week periods ended January 10, 1998, respectively, as compared to 39.8% and 40.0%, respectively, for the same periods last fiscal year.

         Net earnings for the twelve week period ended January 10, 1998, were $17.6 million, or $0.37 per share, assuming dilution, a 17.2% increase over net earnings of $15.0 million, or $0.31 per share, assuming dilution, for the same period last fiscal year. Net earnings for the thirty-six week period ended January 10, 1998, were $47.1 million, or $0.99 per share, assuming dilution, a 17.7% increase over net earnings of $40.0 million, or $0.84 per share, assuming dilution, for the same period last fiscal year.


Liquidity and Capital Resources
-------------------------------


         Working capital was $55.7 million at January 10, 1998, and $21.9 million at May 3, 1997. The increase in working capital was primarily attributable to an increase in cash and cash equivalents from $10.4 million at May 3, 1997, to $36.0 million at January 10, 1998.

         Net cash provided by operating activities for the thirty-six week period ended January 10, 1998, was $66.9 million. This amount primarily consisted of net earnings of $47.1 million and depreciation and amortization of $21.8 million, offset in part by changes in certain working capital accounts.

         Net cash used for investing activities of $26.6 million for the thirty-six week period ended January 10, 1998, primarily consisted of $15.1 million of capital expenditures. The Company continued to invest in its wholesale distribution centers and equipment to maintain the efficiency of its operations and also employed capital in connection with the conversion of an existing BASICS store to the METRO format. Net cash used for investing activities of $56.6 million for the thirty-six week period ended January 4, 1997, included $26.1 million for the acquisition of the Norristown produce business, which was acquired by the Company on September 30, 1996.

         Net cash used for financing activities of $14.7 million and $13.1 million for the thirty-six week periods ended January 10, 1998, and January 4, 1997, respectively, consisted primarily of the $9.0 million of annual principal payments on the Company's 6.15% Senior Notes.

         The Company's total debt was $32.1 million at January 10, 1998, compared to $42.7 million at May 3, 1997. Shareholders' equity increased to $303.9 million at January 10, 1998, from $258.7 million at May 3, 1997. The ratio of total debt to equity was 0.11 to 1 at January 10, 1998, and 0.17 to 1 at May 3, 1997.

         As of November 26, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets and to assume certain liabilities of Farm Fresh. See note 2 to the Consolidated Financial statements for further information regarding this transaction. The Company expects to pay the cash portion of the purchase price for the Farm Fresh Acquisition with cash on hand and borrowings under new revolving credit facilities (the "Credit Facilities") with First Union National Bank, as administrative agent and lender, and a syndicate of banks. The new Credit Facilities permit borrowings of up to an aggregate $350 million at interest rates that generally will not exceed the LIBOR rate plus 0.35% on an all-in drawn basis. The Credit Facilities, which the Company expects to close during the last week of February 1998, will replace the Company's existing committed revolving lines of credit.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under long-term debt facilities to maintain its competitive position and expand its business.


Year 2000 Compliance
--------------------

         During 1997, the Company developed, and began implementing, a strategic, long-term information technology plan to upgrade its core application systems. Concurrently, it has developed, and is implementing, a plan to ensure that its information systems are year 2000 compliant. The Company believes that with the currently planned system conversions and upgrades, as well as certain additional modifications to existing software, the Company will achieve year 2000 compliance without any significant operational problems related to the Company's information systems. Amounts expended, or to be expended, exclusively to ensure year 2000 compliance are not expected to be material to the Company's consolidated results of operations or financial position. The Company is also communicating with significant suppliers, customers, financial institutions and others with which it does business to coordinate year 2000 compliance.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

         Exhibit 2.1  - Asset Purchase Agreement, dated as of November 26, 1997, by and among Farm Fresh, Inc., Richfood Holdings, Inc. and FF Acquisition, L.L.C. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 18, 1997)

         Exhibit 27.1 - Financial Data Schedule

      (b)   Reports on Form 8-K
                     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RICHFOOD HOLDINGS, INC.


     Date:   February 24, 1998                  By /s/ John C. Belknap
                                                   ------------------------
                                                John C. Belknap
                                                Executive Vice President
                                                and Chief Financial Officer