Form 10-K
period 1998-05-02
RICHFOOD HOLDINGS INC
filed 1998-07-31
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: May 2, 1998.

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

                            4860 Cox Road, Suite 300
                           Glen Allen, Virginia 23060
                         Telephone Number (804) 915-6000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                 Name of Exchange on Which Registered
      -------------------                 ------------------------------------
Common Stock, without par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock Purchase Warrants.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

At June 22, 1998, the aggregate market value of all shares of voting stock held by non-affiliates was $1.02 billion (based upon the last reported sale price of the Common Stock on that date on the New York Stock Exchange composite tape). In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 22, 1998, was as follows: Common Stock, without par value, 47,669,868 shares.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 2, 1998, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement prepared for use in connection with the 1998 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

Richfood Holdings, Inc. ("Richfood" or the "Company"), a Virginia corporation, was organized in July 1987 as the successor to a wholesale grocery firm established in 1935. The Company is headquartered at 4860 Cox Road, Glen Allen, Virginia 23060.

Richfood is a major integrated food company operating in the Mid-Atlantic region of the United States. The Company's Wholesale Division supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its two principal distribution centers. The Company's distribution centers are strategically located within its operating region and have capacity to accommodate additional growth. The Company's Wholesale Division serves approximately 1,400 retail grocery stores, including leading regional chains and smaller independent retailers throughout the Mid-Atlantic region, offering its customers a dependable supply and prompt delivery of over 37,000 grocery and non-grocery items at competitive prices.

As a result of recent acquisitions, the Company's Retail Division is now the second largest food retailer in its Mid-Atlantic operating region. The Retail Division operates the Metro chain of 17 retail grocery stores in the metropolitan Baltimore, Maryland area, the 45 store Farm Fresh chain located primarily in the Hampton Roads region of Virginia, and 38 Shoppers Food Warehouse stores in the greater Washington, D.C., metropolitan area.

Richfood is focused on achieving sales and earnings growth in both its Wholesale and Retail Divisions. Management intends to capitalize on the efficiency, purchasing power and low cost structure of its Wholesale Division to increase sales to existing customers and to attract new customers, while supporting the competitive efforts of its wholesale customers through extensive retail support services. In addition, the Company believes that its recent retail acquisitions represent significant distribution and logistics opportunities for its core wholesale business. In its Retail Division, the Company plans to pursue growth through: new store openings and operational improvements for its Metro chain; aggressive store remodeling programs and improved advertising and customer service programs for its Farm Fresh chain; and providing additional customer services, aggressively pursuing new store sites and achieving acquisition-related synergies for its Shoppers Food Warehouse chain.


Business Strategy

Since 1990, Richfood's management team has implemented a business strategy focused on reducing and controlling costs, increasing efficiency and pursuing profitable growth, including the creation of the Company's Retail Division. The key elements of the Company's strategy include:

Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution

Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States. Over the past six fiscal years, the Company has reduced and controlled costs by (i) capitalizing on its size to improve its purchasing capabilities, (ii) rationalizing product purchasing and pricing systems, (iii) implementing a pricing system that encourages efficient use of the Company's services and (iv) instituting productivity-based incentives for distribution center associates. Over the same period, the Company has significantly improved the efficiency of its logistics and distribution functions by, among other things, implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing. These improvements have permitted the Company to drive substantially increased volume through its distribution system and to increase capacity utilization significantly, thereby benefiting from its operating leverage. In addition, the Company's recent retail acquisitions are expected to add significant incremental wholesale volume, permitting the Company to better utilize its existing warehouse capacity.

Increasing Sales

The Company's purchasing power, low cost structure and efficient service levels permit the Wholesale Division to offer lower prices and better service to support the competitive position of its retail customers, while increasing customer penetration, attracting new customers within its operating region and supporting customers in their efforts to open new retail sites served by Richfood.

The Company believes that the success of its Wholesale Division depends in large part upon the success of its retail customers, including the Company's Retail Division. Accordingly, the Wholesale Division supports its existing customers, and pursues its goal of increasing customer penetration and attracting new customers, by (i) using the Company's purchasing power, low cost structure and efficient distribution system to provide products to its customers at the lowest available prices, (ii) assisting its customers in adapting to changes in consumer preferences and to competition in the marketplace and (iii) offering its customers a wide variety of retail support services typical of those offered by large retail chains to their individual stores. As a result of these initiatives, the Wholesale Division is able to provide its customers with the competitive advantages associated with large purchasing power and extensive retail services similar to those of large supermarket chains, while each customer retains its regional focus and flexibility to respond to local demographics and market conditions. The Company plans to pursue increased sales for its Retail Division through new store openings, aggressive store remodeling programs and improved advertising, promotion and customer service programs.

Pursuing Strategic Acquisitions

Consolidation trends in the food distribution industry present opportunities for strategic acquisitions by the Company. The Company pursues strategic targets that are well run, established wholesale and retail operations, with modern facilities and capacity to accommodate anticipated growth, and that complement the Company's existing operations and geographic service area. Since 1990, the Company has completed eight acquisitions, which have more than tripled its sales, improved its operating leverage, expanded its customer base, enhanced its presence in various regional markets and resulted in the creation of the Retail Division. The Company's more recent acquisitions include:

Super Rite

Effective October 15, 1995, the Company completed the acquisition of Super Rite Foods, Inc. ("Super Rite"), a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia (the "Super Rite Acquisition"). The Super Rite Acquisition approximately doubled the Company's sales and, with the acquisition of Super Rite's Metro retail grocery chain in the Baltimore, Maryland, marketplace, marked the creation of Richfood's Retail Division.

As part of the Richfood/Pennsylvania unit of the Company's Wholesale Division, Super Rite operates approximately 1.0 million square feet of warehouse space, including a 635,000 square foot highly efficient, automated distribution center in Harrisburg, Pennsylvania. Super Rite's distribution system complements the existing operations of the Richfood/Virginia unit of the Company's Wholesale Division, and its service area is geographically contiguous with the northern portion of the area served by Richfood/Virginia's Mechanicsville, Virginia, distribution center. As a result of the Super Rite Acquisition, the Company has achieved significant cost savings, operating efficiencies and growth opportunities resulting from: (i) combining the purchasing volume of both companies, thereby increasing purchasing power; (ii) centralizing and eliminating certain duplicative corporate and administrative functions; (iii) selling private label goods and certain higher-margin product lines to Super Rite customers that are offered by Richfood/Virginia and the Company's Norristown, Pennsylvania, fresh produce business but that were previously offered on a limited basis by Super Rite, such as frozen foods, fresh produce, meats and delicatessen and dairy products; (iv) consolidating distribution networks to achieve logistical efficiencies and higher capacity utilization; and
(v) realizing interest expense savings by refinancing certain Super Rite indebtedness at the lower rates available to the combined Company.

Norristown

On September 30, 1996, a subsidiary of the Company ("Norristown") acquired substantially all of the assets and certain liabilities of Norristown Wholesale, Inc. Norristown, headquartered near Philadelphia, Pennsylvania, supplies a full line of fresh produce, fruits, vegetables and other perishable food items to approximately 400 retail supermarkets in Pennsylvania, Delaware, Maryland, New Jersey and Virginia, most of which represented new accounts for the Company. The Norristown acquisition permitted Richfood/Pennsylvania to add a complete range of fresh produce and perishable items, not previously offered by the division, to its previous assortment of dry grocery, frozen food, cheese and dairy products. With the acquisition of Norristown, Richfood became one of the largest procurers of fresh produce on the East Coast.

Farm Fresh

On March 4, 1998, a subsidiary of the Company ("Farm Fresh") completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Farm Fresh, Inc. ("Old Farm Fresh"), a privately held supermarket chain headquartered in Norfolk, Virginia (the "Farm Fresh Acquisition"). The transaction was effected through a "prepackaged" Chapter 11 bankruptcy proceeding, which was commenced by Old Farm Fresh in the United States Bankruptcy Court for the District of Delaware on January 7, 1998. Farm Fresh operates 45 supermarkets in the Hampton Roads, metropolitan Richmond and Shenandoah Valley areas of Virginia, primarily under two distinct tradenames and formats: (i) Farm Fresh, 33 traditional supermarkets averaging approximately 33,000 square feet, offering a full line of grocery items and selected specialty departments; and (ii) Rack & Sack, 11 super warehouse stores averaging approximately 55,000 square feet, featuring price sensitive grocery items at discounted prices. The remaining store is operated under a separate name and format. Farm Fresh is the second largest supermarket chain in the Hampton Roads region of Virginia (consisting of the cities of Norfolk, Hampton, Chesapeake and Virginia Beach), its principal operating area, commanding an approximately 32% market share. Management believes that Farm Fresh enjoys excellent locations, strong name recognition and a loyal customer base in the Hampton Roads region, one of the top twenty U.S. grocery markets.

Shoppers Food Warehouse

Effective May 18, 1998, shortly following the conclusion of the Company's fiscal year ended May 2, 1998 ("fiscal 1998"), a subsidiary of the Company
acquired all of the outstanding  capital stock of Dart Group   Corporation
("Dart"),   parent  company  of  Shoppers  Food  Warehouse Corporation
("Shoppers"), for a purchase price of approximately $201 million (the "Shoppers Acquisition"). Shoppers operates 38 price impact warehouse-style supermarkets in the metropolitan Washington, D. C. market area and, with a 13% market share, is the third largest supermarket chain in that marketplace. Management believes that the Company can increase Shoppers' market share in the $6 billion Washington, D.C. retail grocery market through, among other things, providing additional customer services not generally offered in a warehouse-style format, as well as by aggressively seeking to increase the number of Shoppers Food Warehouse locations.

As of the effective date of the Shoppers Acquisition, Dart, headquartered in Landover, Maryland, was comprised of (i) Shoppers, 100% owned by Dart; (ii) Trak Auto Corporation ("Trak"), a publicly owned retailer of auto parts, 67.1% owned by Dart; (iii) Crown Books Corporation ("Crown"), a publicly owned retailer of popular books, 52.3% owned by Dart; and (iv) Total Beverage
Corporation  ("Total  Beverage"),   a  discount  beverage retailer,  100% owned
by Dart. On May 22, 1998, Dart completed the sale of the common stock of Total Beverage to an unaffiliated third party for approximately $8.0 million. The Company intends, as soon as practicable, to cause Dart to divest its ownership of Crown and Trak. On June 16, 1998, Trak announced that its Board of Directors had engaged an investment banking firm to assist Trak in evaluating strategic alternatives intended to maximize shareholder value, including the potential sale or merger of the company. On July 14, 1998, Crown filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company had not assigned any value to Dart's ownership interest in Crown at the time of the Shoppers Acquisition.

The Company's substantial growth since 1990 is largely attributable to acquisitions. While the Company believes that additional acquisition opportunities consistent with its strategic criteria may arise from time to time, no assurance can be given that the Company will consummate additional strategic acquisitions.

Wholesale Operations

The Company's Wholesale Division consists of the following operating divisions:

            o  Richfood/Virginia, based in Richmond, Virginia, which operates a
               1.3 million square foot distribution center that is one of the largest and most efficient in the industry;

            o Richfood/Pennsylvania, which operates two primary distribution facilities totaling approximately 1.0 million square feet in Harrisburg, Pennsylvania, including a 635,000 square foot highly efficient, automated distribution center, and a 150,000 square foot produce distribution center in Norristown, Pennsylvania; and

            o the Richfood Dairy, located in Richmond, which is the largest fluid dairy in Virginia and consists of a 65,000 square foot facility capable of processing and packaging over 800,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items.

Management has implemented the regional division structure for the Company's Wholesale Division to serve properly the unique needs of Richfood's customers in each of its geographic markets. Each division is headed by a division president, together with a procurement officer and a distribution and logistics officer, to oversee regional sales, marketing, procurement, advertising, and distribution and logistics initiatives. Through its corporate headquarters, the Company provides technology and support to the divisions on an efficient, centralized basis, to avoid duplication of functions. Centralized functions include corporate finance, legal, risk management, certain distribution/logistics and procurement activities, management information systems, human resources planning, development of safety and sanitation programs and support of the Company's retail customers through store planning and development.

Richfood/Virginia includes the operations of Richfood, Inc., which was formed in 1935 and historically was the Company's principal operating subsidiary. Richfood/Pennsylvania encompasses the operations of three of the Company's recently acquired subsidiaries -- Super Rite, Norristown and Rotelle, Inc. ("Rotelle"), a frozen food distribution business acquired by the Company in 1994. The Company believes that combining the administrative functions of Super Rite, Norristown and Rotelle affords opportunities for cost savings through centralizing and eliminating certain duplicative corporate and administrative functions and by enhancing opportunities to sell products of each business to customers of the other. In addition, following the loss of a frozen food customer in fiscal 1997, the Company decided in fiscal 1998 to close and sell Rotelle's distribution center located in West Point, Pennsylvania. The Company believes that its willingness to shed this excess capacity, and shift Richfood/Pennsylvania's remaining frozen food business to its Harrisburg distribution center, will permit the Company to recognize substantial cost savings through better utilization of physical facilities and better operating leverage.


Customer Base; Principal Markets

The Wholesale Division serves approximately 1,400 retail grocery stores, including leading regional chains and smaller independent retailers, in Virginia, Maryland, Pennsylvania, New Jersey, Delaware, North Carolina, West Virginia, Washington, D.C. and New York. The Company's regional chain customers are high quality, growth-oriented operations, and include: Giant Food Stores, Inc. based in Carlisle, Pennsylvania ("Giant of Carlisle"); Genuardi's Super Markets, Inc. ("Genuardi's"); Ukrop's Super Markets, Inc. ("Ukrop's"); Redner's Markets, Inc.; Camellia Food Stores, Inc.; and the Company's own Metro, Farm Fresh and Shoppers Food Warehouse stores. Customer store sizes generally range from 4,500 square feet to 60,000 square feet. The Company believes that it is the primary source of supply for most of its wholesale customers.

The Company's five largest wholesale customers in fiscal 1998 were Giant of Carlisle, Shoppers, Farm Fresh, Genuardi's and Ukrop's, with Giant of Carlisle, Shoppers and Farm Fresh (including the period of time prior to the Farm Fresh Acquisition) accounting for 20%, 10% and 10%, respectively, of fiscal 1998 Wholesale Division sales. The Company has enjoyed long-term supply relationships with most of its principal customers: Ukrop's, Genuardi's, Farm Fresh, Giant of Carlisle and Shoppers have been customers of one or more of the Company's divisions for 50, 31, 26, 18 and seven years, respectively.

Richfood is a party to multi-year supply agreements with most of its larger wholesale customers that secure the Company's position as principal supplier to all stores owned by such customers. Such supply agreements generally include minimum purchase requirements by dollar amount and category of goods and may be subject to adjustment as the customer acquires or disposes of stores. The Company's supply agreement with Giant of Carlisle expires in December 1999. Overall, sales to customers covered by supply agreements and to the Company's Retail Division accounted for over 80% of fiscal 1998 Wholesale Division sales.

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

Products and Purchasing

The Company supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its two principal distribution centers. The Company offers its customers a dependable supply and prompt delivery of over 37,000 grocery and non-grocery items at competitive prices. The Company's business strategy includes assisting its retail customers in adapting to changes in consumer preferences and in the marketplace so they remain competitive. Accordingly, the Company continually changes and enhances its product offerings to meet changing consumer demands.

The Company supplies more than 35,000 national brand products, which accounted for approximately 89% of the Company's total wholesale grocery sales in fiscal 1998. The Company also offers private label products to its customers. Private label products allow retail customers to carry single labels on a store-wide basis similar to chain stores, while providing consumers a lower-priced alternative to national brands. The Company currently offers approximately 1,500 private label products to its customers, including approximately 1,300 products under the "RICHFOOD" label and approximately 130 products under the budget-priced "ECON" label. The Company also coordinates private labels for certain regional supermarket chains in the Mid-Atlantic region. In fiscal 1998, private label products, including private label products packaged for certain customers, accounted for approximately 11% of the Company's total wholesale grocery sales.

The Company purchases products for resale from over 1,900 vendors in the United States and overseas, and is not substantially dependent on any single source of supply. The Company believes that its size enables it to purchase products at the lowest available manufacturers' prices. The Company monitors manufacturers' prices and uses its purchasing power to secure products at the best terms available. In addition, because the Company maintains purchasing departments associated with its Richfood/Virginia and Richfood/Pennsylvania operations, Richfood is able to take advantage of regional buying opportunities. The Company purchases long-term quantities of inventory items when manufacturers' prices are advantageous ("forward-buys"). In particular, the Company purchases sufficient quantities of certain staple items when offered at a discount and if justified after giving effect to carrying costs.

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

Logistics and Distribution

The Company is highly focused on reducing and controlling costs and on improving efficiency in the logistics and distribution areas of its business. Over the
past six fiscal  years,   the  Company's   management  team  has  implemented
improvements in the logistics and distribution areas of its business that have permitted Richfood to drive substantially increased volume through its distribution system and to increase capacity utilization, thereby benefiting from its operating leverage. These improvements have included: (i) implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing; (ii) instituting a pricing system that encourages customers to utilize the Company's services efficiently; and (iii) introducing warehouse management practices that reward workers for enhanced productivity. Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States.

The Company distributes its products out of its two principal distribution centers: Richfood/Virginia's 1.3 million square foot Mechanicsville, Virginia, distribution center and Richfood/Pennsylvania's 635,000 square foot automated distribution facility in Harrisburg, Pennsylvania. The Company's customers are generally located within 200 miles of one of the Company's distribution centers.

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

Products are delivered from the Company's distribution centers to retail customers by the Company's drivers and contract carriers via trucks leased or owned by the Company. In dispatching trucks for both pick-ups and deliveries, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The Company currently leases 187 tractors, 202 refrigerated trailers and 335 dry trailers, and owns 90 tractors, 128 refrigerated trailers and 102 dry trailers. All of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other statistical information.

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

The Company on occasion provides secured financing to retailers, primarily to finance store acquisitions, construction and remodeling, generally at a variable interest rate equal to the prime lending rate plus 2%. The Company has developed credit criteria intended to ensure that such loans are made only with appropriate collateral and in situations that are expected to contribute to the Company's growth. At May 2, 1998, the Company had an aggregate $32.2 million of secured loans outstanding to its retail customers.

Retail Operations

The Company's Retail Division consists of the following operating divisions:

            o Metro, headquartered in the metropolitan Baltimore, Maryland area, operates fifteen 45,000 to 60,000 square foot "superstores"
               under  the  Metro   tradename,   and  two   smaller   traditional
               supermarkets under the Basics tradename.

            o Farm Fresh, headquartered in Norfolk, Virginia, operates 33 traditional supermarkets, averaging approximately 33,000 square feet, under the Farm Fresh tradename, 11 super warehouse stores, averaging approximately 55,000 square feet, under the Rack & Sack name and one store under a separate name and format. Farm Fresh's stores are located primarily in the Hampton Roads, metropolitan Richmond and Shenandoah Valley regions of Virginia.

            o Shoppers Food Warehouse, headquartered in the metropolitan Washington, D.C. area, operates 38 price impact warehouse-style supermarkets. The stores average over 50,000 square feet in size, with newer units in the 60,000 square foot range.

Metro was acquired in 1995 in connection with the Super Rite Acquisition. More recently, Farm Fresh was acquired on March 4, 1998, and Shoppers was acquired on May 18, 1998, shortly after the end of fiscal 1998. See "Business Strategy--Pursuing Strategic Acquisitions."

The Company's three retail grocery chains operate distinct formats that are targeted to specific marketing niches in their respective marketplaces. While each chain retains its distinct format and marketing plan, management believes that the Retail Division's geographic concentration will permit the Company to consolidate administrative functions and take advantage of economies of scale. Since completion of the Farm Fresh Acquisition and the Shoppers Acquisition, the Company has begun consolidating certain administrative functions of its three retail grocery chains, which the Company believes affords opportunities for substantial cost savings through eliminating duplicative corporate and administrative functions. The Company's Wholesale Division has also benefited from increased incremental volume as a result of the Farm Fresh Acquisition and the Shoppers Acquisition.

Metro

The Company believes that the Metro format offers significant opportunities for growth. Metro stores feature an expanded selection of higher-margin perishables and prepared foods together with value-oriented dry groceries and in-store banking facilities. In 1998, Metro was the second largest grocery retailer in the Baltimore market. During fiscal 1998, the Retail Division improved and expanded the Metro chain by opening one new store and remodeling and expanding a second store, while entering the pharmacy business with the opening of four "Metro Rx" in-store pharmacies. In addition, the Retail Division conducted a comprehensive operational review of the entire Metro chain, which was designed to identify ways to reduce operating costs without sacrificing customer service. Management expects that changes in Metro's operations that are being implemented
as  a  result  of  this  study  will  reduce   Metro's  costs  and should
enhance  its profitability.

The Company plans to continue to invest in the Metro chain, with four new store openings planned for fiscal 1999 and three additional units planned for fiscal 2000, all to be located in the Baltimore, Maryland, market. The Company believes that additional concentration of stores in the Baltimore market will permit Metro to better leverage its infrastructure and its advertising and promotional efforts, which should result in increased profitability.

Farm Fresh

Farm Fresh stores offer a full line of traditional grocery items, carry selected higher margin non-food items and generally feature specialty departments such as salad bars, delicatessens, floral shops, hot food shops, catering services, bakeries, fresh seafood departments, video rentals and, in most cases, pharmacies and full service branch banks. The stores' specialty departments are designed to provide a high level of personal service. Rack & Sack stores operate with higher volumes but with less customer service and lower margins compared to Farm Fresh stores. To offer the lowest prices to customers, Rack & Sack stores carry products purchased at large discounts, causing store offerings to vary depending on product availability. The Company is in the process of converting its existing Rack & Sack stores in the Hampton Roads market to the Farm Fresh format.

The Company believes that Farm Fresh has developed a loyal customer base in the Hampton Roads market over its 40 years of operation, with a reputation as a market-leader in product variety, fresh meat, fresh produce and poultry. Old Farm Fresh was subject to substantial capital restraints related to a leveraged buy-out and, as a result, was unable to capitalize on the chain's strengths or adequately maintain or expand its store base. Following the acquisition of Farm Fresh by the Company, management plans to revitalize the chain's strengths through increased customer services, enhanced advertising and promotion and an aggressive store remodeling program. Management believes that initial customer reaction to these new programs has been positive.

Shoppers Food Warehouse

Shoppers Food Warehouse stores are warehouse-style, price impact supermarkets that are positioned to offer the lowest overall prices in their respective market areas by passing on to the consumer the savings achieved through operating efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional format. By combining higher-end specialty departments with self-service and discount price features, Shoppers believes that it has established a unique niche among supermarket operators in the greater Washington, D.C. metropolitan area. The Company intends to pursue growth and enhanced profitability for Shoppers by providing additional customer services, aggressively pursuing additional store sites and achieving acquisition-related synergies.

Competition

The food distribution industry is highly competitive. The Company faces competition from national, regional and local food distributors on the basis of price, quality and assortment, frequency and reliability of deliveries and the range and quality of services provided. In addition, the Company's customers and its own Metro, Farm Fresh and Shoppers Food Warehouse stores compete with retail supermarket chains that provide their own distribution function, purchasing directly from producers and distributing products to their supermarkets for sale to consumers.

The principal competitors of the Company's Wholesale Division include Fleming Companies, Inc., SuperValu Inc., Nash Finch Company and Burris Foods, Inc. The primary retail grocery competitors of the Company's wholesale customers and of its Retail Division include Giant Food, Inc. based in Landover, Maryland, The Great Atlantic & Pacific Tea Co., Weis Supermarkets, Inc., Safeway Inc., Food Lion, Inc., Winn Dixie Stores, Inc., The Kroger Co., Harris Teeter, Inc., Wal-Mart Stores, Inc. and Hannaford Bros. Co.

The Company believes that it can compete successfully on the wholesale level while supporting the competitive efforts of its customers by pursuing its business strategy focused on reducing and controlling costs, increasing efficiency and pursuing profitable growth. In particular, the Company enhances its competitive position by using its purchasing power, low cost structure and efficient distribution system to provide products to its customers at the lowest available prices, while offering its customers a wide variety of services to support their competitive position. In addition, the Company expects to continue to pursue opportunities for customers to acquire additional stores that become available within and adjacent to the Company's principal service area. The Company believes that it can compete successfully on the retail level by permitting its three retail grocery chains to use their distinct formats to target specific marketing niches in their respective marketplaces, while offering competitively priced goods to consumers as a result of the purchasing power of the Company's Wholesale Division.

Employee Relations

Management believes that relations with the Company's associates are excellent. At May 2, 1998, the Company employed approximately 778 salaried and 8,701 non-salaried associates, compared to 606 salaried and 4,545 non-salaried associates employed at May 3, 1997.

The Company is party to a four-year collective bargaining agreement that expires in April 2000 covering its transportation unit employees at the Mechanicsville, Virginia, distribution center and a five-year collective bargaining agreement that expires in June 2002 covering employees of its Metro retail chain. The Company is also party to two four-year collective bargaining agreements, which expire in July 2000 and September 2001, respectively, covering retail employees of its Shoppers Food Warehouse chain. The Company is not a party to any other collective bargaining agreements, nor is it aware of any pending union petitions related to its employees.

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

Certain Financial Information

Information with respect to the Company's sales, operating profit and financial condition for each of its past five fiscal years appears in the "Selected Consolidated Financial Data" referred to in Item 6 of this Form 10-K. Information with respect to the Company's industry segments is included in Note 14 of the Notes to Consolidated Financial Statements referred to in Item 8 of this Form 10-K. Information with respect to the Company's working capital practices appears above under the captions "Business Strategy--Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution" and "Wholesale Operations--Products and Purchasing," and in the "Financial Review" referred to in Item 7 of this Form 10-K.

ITEM 2. PROPERTIES

The Company's two principal operating facilities are Richfood/Virginia's 1.3 million square foot distribution center located in Mechanicsville, Virginia (the "Mechanicsville Facility"), and Richfood/Pennsylvania's leased 635,000 square foot automated distribution facility located in Harrisburg, Pennsylvania (the "Harrisburg Facility").

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

The Harrisburg Facility is a 635,000 square foot state-of-the-art distribution center that utilizes fully automated inventory handling equipment. During fiscal 1998, the Company entered into a synthetic lease transaction with respect to the Harrisburg Facility. In that transaction, the Harrisburg Facility was sold by the Company's former landlord to an unaffiliated entity, and the Company's former lease (which expired in 2025) was terminated. The Company's new lease for the Harrisburg Facility expires in 2003 and includes options to purchase the facility or to refinance and extend the lease at the end of the initial term. The Company also operates 160,000 square feet of refrigerated warehouse space in neighboring Shiremanstown, Pennsylvania, under a lease that expires in 2015, and 147,000 square feet of dry grocery warehouse space in Harrisburg, Pennsylvania, under a lease that expires in 2002.

Norristown operates a 150,000 square foot refrigerated produce distribution center under a lease that expires in 1999. Such lease term may be extended, at Norristown's option, for an additional year.

The Richfood Dairy, located in Richmond, Virginia, is a 65,000 square foot facility capable of processing and packaging over 800,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items. This facility is owned by Richfood.

The Company's Retail Division operates approximately 100 retail grocery store sites in its Mid-Atlantic operating region. Nine of these retail locations are owned by the Company, with all but one of the remaining stores leased on a long-term basis with lease terms, including options, typically averaging 10 to 30 years.

Each of the foregoing facilities is well-maintained and in good operating condition. The Company believes that each of its facilities has adequate capacity to meet the demands of anticipated growth.

During fiscal 1998,  the Company decided to sell Rotelle's 6.3 million cubic
foot  automated  frozen  food   distribution   center  located  in  West  Point,
Pennsylvania. See "Business--Wholesale Operations."

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are executive officers of the Company. Officers serve at the discretion of the Company's Board of Directors and are elected at each annual meeting of the Board of Directors.

John E. Stokely, age 45, has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1998. Mr. Stokely was formerly President and Chief Executive Officer of the Company from January 1997 until June 1998, after serving as President and Chief Operating Officer of the Company from June 1995 to December 1996. Mr. Stokely was formerly Executive Vice President-Finance and Administration of the Company from August 1993 to June 1995, Senior Vice President-Finance and Chief Financial Officer of the Company from April 1991 to August 1993 and Vice President-Finance and Chief Financial Officer of the Company from August 1990 to April 1991.

John C. Belknap, age 51, was elected Executive Vice President, Chief Financial Officer and Secretary of the Company in July 1997. Mr. Belknap formerly served as Executive Vice President and Chief Financial Officer of OfficeMax, Inc., an office products superstore chain, from December 1995 to June 1997, and as Executive Vice President and Chief Financial Officer of Zale Corporation, a retail jewelry store chain, from February 1994 to February 1995. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 to May 1993, Mr. Belknap also was a director of, and consultant to, Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide.

Gary W. Bittner, age 50, was elected President and Chief Operating Officer of the Company's Richfood/Virginia division in March 1997. Mr. Bittner formerly served as Regional Vice President of McLane Company, a distributor to convenience stores, since 1992.

Dale S. Conklin, age 49, was elected President and Chief Operating Officer of the Company's Richfood/ Pennsylvania division in 1998. Mr. Conklin formerly served as operating group president of the Minneapolis, Minnesota, LaCrosse, Wisconsin and Superior, Wisconsin, divisions of Fleming Companies, Inc. (1996-1997) and division president of the Columbus, Ohio, division of Fleming Companies, Inc./Scrivner Group (1991-1996).

Alec C. Covington, age 41, was elected President - Wholesale Operations of the Company in November 1997. Mr. Covington formerly served as Executive Vice President and Chief Operating Officer - Wholesale Operations of the Company from January 1997 to November 1997, President and Chief Operating Officer of Richfood, Inc. from May 1996 to December 1996 and Executive Vice President and Chief Operating Officer of Richfood, Inc. from October 1995 to May 1996. Prior to his employment by the Company, Mr. Covington served as President and Chief Operating Officer of Houchens Industries, Inc. from June 1993 to October 1995, and as President of the Quincy, Florida division of SuperValu Inc. and President of the Greenville, Kentucky division of Wetterau, Inc. from 1990 to 1993.

Ronald E. Dennis, age 53, was elected President of Farm Fresh in March 1998.
Mr. Dennis formerly served as president of Kash n' Karry Supermarkets (1997) and division vice president in charge of the Florida division of Albertsons, Inc. (1977-1997).

David W. Hoover, age 35, was elected Vice President - Finance of the Company in August 1993. Mr. Hoover formerly served as Director - Planning and Analysis of the Company from December 1990 to August 1993.

John D. Ryder, age 50, was elected President and Chief Operating Officer of the Company's Metro chain in October 1995, after serving as President and Chief Operating Officer of the retail division of Super Rite Foods, Inc. since 1990.

William J. White, age 51, was elected President of Shoppers in September 1997. Mr. White formerly served as President of Mega Foods from 1995 to 1997 and President of Piggly Wiggly from 1987 to 1994.



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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange and trades under the symbol "RFH". As of June 25, 1998, there were 1,469 holders of record of the Company's Common Stock. The information set forth under the headings "Market Price Range" and "Cash Dividends Declared Per Common Share" and in the final paragraph of Note 15 of the Notes to Consolidated Financial Statements, which appears in the Company's Annual Report to Shareholders for Fiscal 1998 (the "1998 Annual Report"), is incorporated herein by reference.

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

ITEM 6. SELECTED FINANCIAL DATA

The information  appearing under the caption  "Selected  Consolidated  Financial
Data," which appears in the 1998 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Financial Review," which appears in the 1998 Annual Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes of Richfood Holdings, Inc. and its subsidiaries, together with the report of Ernst & Young LLP thereon, which appear in the 1998 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not required to be included in this Form 10-K in accordance with instruction 1 to Item 304 of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Proxy Statement prepared for use in connection with the 1998 annual meeting of shareholders (the "1998 Proxy Statement") under the captions "Nominees for Election to the Board of Directors," "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 1998 Proxy Statement under the captions "Certain Relationships and Related Transactions" is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial statements, financial statement schedules and exhibits included in this Form 10-K:

1.       Financial Statements:

                  The following consolidated financial statements and independent auditors' report, which appear on pages 18 through 34 of the 1998 Annual Report, are incorporated herein by reference:
                                      -13-

                           Report of Ernst & Young LLP.

                           Richfood Holdings, Inc. Consolidated Balance Sheets at May 2, 1998 and May 3, 1997.

                           Richfood Holdings, Inc. Consolidated Statements of Earnings for the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996.

                           Richfood Holdings, Inc. Consolidated Statements of Shareholders' Equity for the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996.

                           Richfood Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996.

                           Notes to Consolidated Financial Statements.

                  In addition, the report of KPMG Peat Marwick LLP, which is referred to in the report of Ernst & Young LLP, is filed herewith as a Financial Statement Schedule.

2.       Financial Statement Schedules:

                           Report of KPMG Peat Marwick LLP

                           Schedule II Valuation and Qualifying Accounts.

                  The report of Ernst & Young LLP on Schedule II is included in the consent filed as Exhibit 23.1 hereto. Schedules other than those listed above have been omitted because such schedules are not required or are not applicable.

3.       Exhibits:

                  The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits
                  10.1 to 10.12 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b) Reports on Form 8-K:

1.       Current  Report on Form 8-K, dated March 4, 1998, reporting (under Item
                  2 thereof) the acquisition of substantially all of the assets and assumption of certain liabilities of Farm Fresh, Inc. and filing (under Item 7 thereof) certain historical financial statements of the business acquired.

2.       Current  Report on Form 8-K, dated March 4, 1998, reporting (under Item
                  5 thereof) the Company's intention to close its West Point, Pennsylvania, frozen food distribution facility.

[LOGO] PEAT MARWICK LLP




Independent Auditors' Report

The Board of Directors and Shareholders
Richfood Holdings, Inc.:

We have audited the consolidated statements of earnings, shareholders' equity and cash flows of Richfood Holdings, Inc. and subsidiaries for the fiscal year ended April 27, 1996. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index for the fiscal year ended April 27, 1996. The consolidated financial statements and financial statement schedule give effect to the merger on October 15, 1995 of a wholly-owned subsidiary of Richfood Holdings, Inc. with and into Super Rite Corporation, which has been accounted for using the pooling of interests method as described in note 2 to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Richfood Holdings, Inc. and subsidiaries for the fiscal year ended April 27, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ KPMG Peat Marwick LLP


Richmond, Virginia
June 10, 1996

                                   SCHEDULE II

                             RICHFOOD HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)

                                       Balance at            Charged to                            Balance at
                                      Beginning of            Costs and          Deductions          End of
          Description                  Fiscal Year            Expenses            and other        Fiscal Year
          -----------                 ------------           ----------          ----------        -----------
For Fiscal Year Ended
May 2, 1998
Deducted from asset accounts:
Allowance for doubtful accounts           $5,331               $4,148             $4,432             $5,047

For Fiscal Year Ended
May 3, 1997
Deducted from asset accounts:
Allowance for doubtful accounts            5,573                4,241              4,483              5,331

For Fiscal Year Ended
April 27, 1996
Deducted from asset accounts:
Allowance for doubtful accounts            4,744                6,197              5,368              5,573

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RICHFOOD HOLDINGS, INC.
                                                 (Registrant)


                                                 By   /s/ John E. Stokely
                                                    -------------------------
July 31, 1998                                         John E. Stokely
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By       /s/ John E. Stokely                                By       /s/ Albert F. Sloan
  ------------------------------                               --------------------------
John E. Stokely                                             Albert F. Sloan
Chairman of the Board, President and Chief                  Director
Executive Officer




By       /s/ Donald D. Bennett                              By       /s/ George H.Thomazin
  ----------------------------------                           ----------------------------
Donald D. Bennett                                           George H. Thomazin
Director                                                    Director



By       /s/ Roger L. Gregory                               By       /s/ James E. Ukrop
   -------------------------------                             -------------------------
Roger L. Gregory                                            James E. Ukrop
Director                                                    Director



By       /s/ Grace E. Harris                                By       /s/ Edward Villanueva
   ------------------------------                             -----------------------------
Grace E. Harris                                             Edward Villanueva
Director                                                    Director



By       /s/ John C. Jamison                                By       /s/ John C. Belknap
  -------------------------------                              --------------------------
John C. Jamison                                             John C. Belknap
Director                                                    Executive Vice President and
                                                            Chief Financial Officer

                                      -17-


By       /s/ G. Gilmer Minor, III                           By       /s/ David W. Hoover
   ---------------------------------                           --------------------------
G. Gilmer Minor, III                                        David W. Hoover
Director                                                    Vice President - Finance
                                                            (Principal Accounting Officer)



By       /s/ Claude B. Owen, Jr.
   ------------------------------
Claude B. Owen, Jr.
Director



By       /s/ John F. Rotelle
  ----------------------------
John F. Rotelle
Director


Each of the above signatures is affixed as of July 31, 1998.

                                  EXHIBIT INDEX

                                                                                                            Page
                                                                                                            ----
 2.1                 Asset Purchase Agreement, dated as of November 26, 1997, by and among Farm
                     Fresh, Inc., the Company and FF Acquisition, L.L.C. (1)

 2.2                 Agreement  and Plan of Merger,  dated April 9, 1998,  among
                     the  Company,   DGC   Acquisition,   Inc.  and  Dart  Group
                     Corporation.   (2)  The   Registrant   agrees  to   furnish
                     supplementally  to the Securities and Exchange  Commission, upon  request,  copies of any schedules and exhibits to the
                     foregoing   exhibits   that  are  not  filed   herewith  in
                     accordance with Item 601(b)(2) of Regulation S-K.

 3.1                 Amended and Restated Articles of Incorporation of the Company. (3)

 3.2                 Bylaws of the Company, as amended and restated through June 18, 1998.

 10.1                Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and Donald D. Bennett. (4)

 10.2                Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and John E. Stokely. (4)

 10.3                Benefits Continuation Agreement, dated as of April 22, 1998, between the Company and John E. Stokely.

 10.4                Employment Agreement, dated October 13, 1995, between Super Rite Corporation and
                     John D. Ryder. (4)

 10.5                Employment and Severance Benefits Agreement, dated as of
                     October 6, 1997, between the Company and Ronald E. Dennis.

 10.6                Amended and Restated Long-Term Incentive Plan. (5)

 10.7                Amended and Restated Omnibus Stock Incentive Plan. (5)

 10.8                Amendment to the Amended and Restated Omnibus Stock Incentive Plan. (6)

 10.9                Non-Employee Directors' Stock Option Plan. (7)

 10.10               Supplemental Executive Retirement Plan and related Trust Agreement. (8)

 10.11               Executive Officer Performance Plan. (9)

 10.12               Super Rite Corporation 1991 Omnibus Stock Incentive Plan.  (10)

 10.13               Lease Agreement, dated as of April 20, 1998, between Atlantic Financial Group,
                     Ltd., as Lessor, and Super Rite Foods, Inc., as Lessee.

 10.14               Lease,  dated  November 1, 1977,  originally  made  between
                     Safe-Chester  Associates,  as lessor,  and Safeway  Stores,
                     Incorporated, as lessee, as assigned to Richfood.
                     (11)

 10.15               Supply Agreement, dated  as of August 3, 1997, between Richfood, Inc. and
                     Ukrop's Super Markets, Inc.

 11.1                Statement re computation of net earnings per common share. (12)

 12.1                Statement re computation of certain ratios.

 13.1                Portions of Richfood Holdings, Inc.'s 1998 Annual Report to Shareholders.

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

--------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 18, 1997 (Commission File No. 1-16900).

(2)      Incorporated by reference to the Company's Tender Offer Statement on
         Schedule 14D-1 dated April 15, 1998 (Commission File No. 5-31136).

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1996 (Commission File No. 0-16900).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (Commission File No. 0-16900).

(6) Incorporated by reference to the Appendix to the Company's Definitive Proxy Statement on Schedule 14A dated July 30, 1997 (Commission File No. 1-16900).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1995 (Commission File No. 0-16900).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1992 (Commission File No. 0-16900).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1990 (Commission File No. 0-16900).

(10) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-63447).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1988 (Commission File No. 0-16900).

(12) Set forth in footnote nine to the Company's Consolidated Financial Statements, which are incorporated by reference in Part II, Item 8 hereof.