Form 10-Q
period 1998-07-25
RICHFOOD HOLDINGS INC
filed 1998-09-08
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 25, 1998.

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

                            4860 Cox Road, Suite 300
                              Glen Allen, VA 23060
                         Telephone Number (804) 915-6000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x .       No     .

The number of shares outstanding of the Registrant's common stock as of September 1, 1998, was as follows:

               Common Stock, without par value: 47,672,680 shares.


PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                               (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)
                                                  First  Quarter Ended
                                  --------------------------------------------------------

                                    July 25,                           July 26,
                                      1998                               1997
-------------------------------------------------------------------------------------------------------------------
                                   (12 weeks)        %                 (12 weeks)      %
Sales                             $   901,303     100.00              $  739,125    100.00

Costs and expenses:
   Cost of goods sold                 745,664      82.73                 659,733     89.26
    Operating and administrative
        expenses                      124,275      13.79                  55,717      7.54
     Interest expense                  10,117       1.12                     854      0.12
     Interest income                     (805)     (0.08)                   (941)    (0.13)
                                  -----------     ------              ----------    ------

Earnings before income taxes           22,052       2.44                  23,762      3.21

Income taxes                            8,766       0.97                   9,256      1.25
                                  -----------     ------              ----------    ------

Net earnings                      $    13,286       1.47              $   14,506      1.96
                                  ===========     ======              ==========    ======



Net earnings per
     common share                 $       .28                         $      .31
                                  ===========                         ==========

Net earnings per
     common share-
     assuming dilution            $       .28                         $      .30
                                  ===========                         ==========

Cash dividends declared
     per common share             $       .05                         $      .04
                                  ===========                         ==========


See accompanying Notes to the Consolidated Financial Statements.





                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                           (Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                      July 25,         May 2,
                                                                        1998            1998
                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                      $       1,009    $     39,968
    Receivables, less allowance for doubtful
         accounts of $3,319 (fiscal 1998 - $3,393)                       103,837         101,454
    Inventories                                                          248,644         194,875
    Assets held for sale                                                  25,300               -
    Other current assets                                                  25,691          20,675
                                                                   -------------    ------------
Total current assets                                                     404,481         356,972
                                                                   -------------    ------------

Notes receivable, less allowance for
    doubtful accounts of $1,618 (fiscal 1998 - $1,654)                    31,961          22,767
Assets held for sale                                                      32,101          26,342
Property and equipment, net                                              242,704         187,288
Goodwill, net                                                            646,108         263,369
Other assets                                                              77,857          52,113
                                                                   -------------    ------------

Total assets                                                       $   1,435,212    $    908,851
                                                                   =============    ============

Liabilities and Shareholders' Equity
Current liabilities:
    Current installments of long-term debt
          and capital lease obligations                            $      35,483    $     16,684
    Accounts payable                                                     195,917         209,009
    Accrued expenses and other current liabilities                       119,403          76,942
                                                                   -------------    ------------

Total current liabilities                                                350,803         302,635
                                                                   -------------    ------------

Long-term debt and capital lease obligations                             692,484         253,087
Deferred credits and other                                                54,473          28,915

Shareholders' equity:
    Preferred stock, without par value:
         Authorized shares - 5,000,000;
         none issued or outstanding                                       -                -
    Common stock, without par value:
         Authorized shares - 90,000,000;
         issued and outstanding shares
         47,669,868  and 47,658,964                                       90,681          90,729
    Retained earnings                                                    246,771         233,485
                                                                   -------------    ------------

Total shareholders' equity                                               337,452         324,214
                                                                   -------------    ------------

Total liabilities and shareholders' equity                         $   1,435,212    $    908,851
                                                                   =============    ============


See accompanying Notes to the Consolidated Financial Statements.




                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                      July 25,         July 26,
                                                                        1998             1997
                                                                     (12 weeks)       (12 weeks)
-------------------------------------------------------------------------------------------------------------------

Operating activities:
    Net earnings                                                     $    13,286     $    14,506

    Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
        Depreciation and amortization                                     12,086           7,254
        Provision for doubtful accounts                                      693             896
        Other, net                                                          (542)            (56)
        Changes in operating assets and liabilities,
          net of effects of acquisitions:
          Receivables                                                     (5,618)          2,811
          Inventories                                                    (21,513)         (5,631)
          Other current assets                                                64           1,311
          Accounts payable, accrued expenses
                and other liabilities                                    (47,766)        (15,308)
                                                                     -----------     -----------

Net cash (used for) provided by operating activities                     (49,310)          5,783
                                                                     -----------     -----------

Investing activities:
    Acquisitions, net of cash acquired                                  (182,701)              -
    Proceeds from sale of assets held for sale                             8,179               -
    Purchases of property and equipment                                  (16,807)         (5,503)
    Issuance of notes receivable                                          (4,299)         (1,577)
    Collections on notes receivable                                          788           1,888
    Other, net                                                                 -              (7)
                                                                     -----------     -----------

Net cash used for investing activities                                  (194,840)         (5,199)
                                                                     -----------     -----------

Financing activities:
    Net proceeds from revolving credit facilities                         31,800          20,600
    Proceeds from issuance of long-term debt                             200,000               -
    Principal repayments on long-term debt
       and capital lease obligations                                     (24,782)         (9,504)
    Proceeds from issuance of common stock
       under employee stock incentive plans                                   79             708
    Cash dividends paid on common stock                                   (1,906)         (1,422)
                                                                     -----------     -----------

Net cash provided by financing activities                                205,191          10,382
                                                                     -----------     -----------

Net (decrease) increase in cash and cash equivalents                     (38,959)         10,966

Cash and cash equivalents at beginning of period                          39,968          10,416
                                                                     -----------     -----------

Cash and cash equivalents at end of period                           $     1,009     $    21,382
                                                                     ===========     ===========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 2, 1998, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended May 2, 1998 ("fiscal 1998"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Annual Report on Form 10-K for fiscal 1998. The results of operations for the twelve week period ended July 25, 1998, may not be indicative of the results that may be expected for the fiscal year ending May 1, 1999 ("fiscal 1999").

Note 2. On May 18, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Dart Group Corporation ("Dart") for $160 per share, net to the seller in cash, or approximately $201.0 million (the "Dart Acquisition"). The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Dart, headquartered in Landover, Maryland, was comprised, at the time of acquisition, of: Shoppers Food Warehouse Corporation ("Shoppers"), a 100% owned chain of 37 price impact supermarkets operating in the greater Washington, DC metropolitan area; Trak Auto Corporation ("Trak"), a publicly-owned retailer of auto parts (67.1% owned by Dart); Crown Books Corporation ("Crown"), a publicly-owned retailer of popular books (52.3% owned by Dart); and Total Beverage Corporation ("Total Beverage"), a discount beverage retailer (100% owned by Dart). In connection with the Dart Acquisition, the Company also assumed $200 million in principal amount of Shoppers 9 3/4% Senior Notes due 2004. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of Dart and Shoppers have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. The results of operations of Trak, Crown and Total Beverage are excluded from the Consolidated Statement of Earnings for the period ended July 25, 1998, in accordance with Emerging Issues Task Force Issue No. 87-11: "Allocation of Purchase Price to Assets to be Sold."

           Total Beverage was sold by Dart to an unaffiliated third party on May 22, 1998 for approximately $8.2 million. As it is the Company's intention to dispose of Trak within one year from the date of acquisition, Trak is classified as a current asset held for sale in the Company's Consolidated Balance Sheet at its estimated net realizable value. Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on July 14, 1998.

           On March 4, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Farm Fresh, Inc., a privately held supermarket chain headquartered in Norfolk, Virginia ("Farm Fresh"). The Company did not assume Farm Fresh's indebtedness for borrowed money or lease obligations for previously closed stores or stores that were closed in connection with the transaction. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statement of Earnings since the date of acquisition.

           The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company, Dart (excluding the operations of Trak, Crown and Total Beverage) and Farm Fresh as if the acquisitions had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related tax effects. This pro forma information is presented for informational purposes only and is not necessarily indicative of the combined results of operations which would have occurred had the transactions been consummated on that date or which may be obtained in the future. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Such estimated values may change as the valuations are finalized and more facts become known.

             (in thousands, except per share data)
                                                       Twelve weeks ended
                                               July 25, 1998      July 26, 1997
                                               -------------      -------------


             Sales                               $  921,705         $  955,001

             Net earnings                        $   13,074         $   15,875

             Net earnings per common share       $     0.27         $     0.33

             Net earnings per common
                share - assuming dilution        $     0.27         $     0.33


Note 3.    The following table sets forth the computation of basic and diluted earnings per share for the twelve-week periods ended July 25,
           1998, and July 26, 1997, respectively:
            (dollar amounts in thousands,
              except per share data)                                               Twelve weeks ended
                                                                          --------------------------------------
                                                                              July 25,             July 26,
                                                                                1998                 1997
                                                                          -----------------    -----------------
             NUMERATOR:

             Net earnings                                                       $    13,286          $    14,506
                                                                          =================    =================

             DENOMINATOR:
             Denominator for basic earnings per share-
                weighted average common shares                                   47,666,834           47,434,319

             Effect of dilutive securities:
                Stock options                                                       159,771              230,150
                                                                          -----------------    -----------------

             Denominator for diluted earnings per share-
                adjusted weighted average common shares                          47,826,605           47,664,469
                                                                          =================    =================

             Net earnings per common share-basic                                $      0.28          $      0.31
                                                                          =================    =================

             Net earnings per common share-diluted                              $      0.28          $      0.30
                                                                          =================    =================

Note 4.    Effective May 3, 1998, the Company adopted the provisions of
           Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has significant operations principally in two industry segments: the wholesale grocery division and the retail grocery division.

           The Company's wholesale grocery division is the largest wholesale food distributor in the Mid-Atlantic operating region. This segment distributes a full range of grocery, dairy, frozen food, produce, meat, and non-food items to the Company's retail grocery division and to chain and independent retailers throughout the region from its two principal distribution centers located in Richmond, Virginia and Harrisburg, Pennsylvania. This segment also includes the Company's fluid dairy operations located in Richmond, Virginia.

           The Company's retail grocery division consists primarily of three grocery store chains: 45 Farm Fresh supermarkets located primarily in Virginia's Hampton Roads region; 38 Shoppers Food Warehouse price impact warehouse-style supermarkets in the Washington, D.C.
           metropolitan area; and 17 Metro grocery stores in the Baltimore metropolitan area.

           The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on a measurement of operating profit (defined as sales less cost of goods sold and operating and administrative expenses). The Company generally accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to unaffiliated third parties. General corporate expenses are not allocated between the wholesale grocery and retail grocery segments.


           The following table summarizes key segment information and reconciles segment results to consolidated financial results:

             (dollars amounts in thousands)                                         Twelve weeks ended
                                                                             July 25, 1998        July 26, 1997
                                                                             -------------        -------------

             Sales:
             Wholesale grocery                                               $    714,283         $    708,275
             Intersegment sales                                                  (204,023)             (43,030)
                                                                             ------------         ------------
                Wholesale grocery sales to external customers                     510,260              665,245
             Retail grocery                                                       391,043               73,880
                                                                             ------------         ------------
                Total sales                                                  $    901,303         $    739,125
                                                                             ============         ============

             Operating Profit:
             Wholesale grocery                                               $     26,924         $     23,719
             Retail grocery                                                         7,154                1,511
             General corporate expense                                             (2,714)              (1,555)
                                                                             ------------         ------------
                Total  operating profit                                            31,364               23,675
             Interest expense                                                      10,117                  854
             Interest income                                                         (805)                (941)
                                                                             ------------         ------------
                Earnings before income taxes                                 $     22,052         $     23,762
                                                                            =============         ============

             Capital expenditures:
             Wholesale grocery                                               $      2,606         $      4,220
             Retail grocery                                                        14,201                1,283
                                                                             ------------         ------------
                Total capital expenditures                                   $     16,807         $      5,503
                                                                             ============         ============

                                                                            July 25, 1998          May 2, 1998
                                                                            -------------         ------------
             Total identifiable assets:
             Wholesale grocery                                               $    446,131         $    491,928
             Retail grocery                                                       989,081              416,923
                                                                             ------------         ------------
                 Total assets                                                $  1,435,212         $    908,851
                                                                             ============         ============

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

         Sales of $901.3 million for the twelve week period ended July 25, 1998, consisted of $714.3 million of wholesale grocery sales and $391.0 million of retail grocery sales. Wholesale grocery sales included $204.0 million of sales to the Company's retail grocery division. Wholesale grocery sales to external customers for the first quarter of fiscal 1999 decreased $154.9 million from the comparable period in fiscal 1998 due primarily to the exclusion in the current period of sales to the Company's Farm Fresh and Shoppers stores since their March 4, 1998 and May 18, 1998 acquisition dates, respectively. Wholesale grocery sales in total increased $6.0 million, or 0.8%, over sales of $708.3 million in the first quarter of fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Company's Shoppers and Farm Fresh retail chains which were acquired on May 18, 1998 and March 4, 1998, respectively, offset in part by the expiration of the Acme Markets, Inc. supply agreement in June 1997 and the effect of competitive openings on the Company's retail grocery customers.

         Retail grocery sales increased to $391.0 million for the twelve week period ended July 25, 1998, compared to sales of $73.9 million for the first quarter of fiscal 1998, primarily due to sales generated by the Company's newly acquired Shoppers and Farm Fresh retail chains. Metro sales for the first quarter of fiscal 1999 increased $4.9 million over last fiscal year's first quarter due to the opening of a new store and a 2.0% increase in comparable store sales.

         Gross margin was 17.27% of sales for the twelve week period ended July 25, 1998, compared to 10.74% of sales for the first quarter of fiscal 1998. The increase in gross margin was primarily attributable to the inclusion of higher retail gross margins as a result of the Shoppers and Farm Fresh acquisitions.

         Operating and administrative expenses for the twelve week period ended July 25, 1998, were $124.3 million, or 13.79% of sales, compared to $55.7 million, or 7.54% of sales, for the first quarter of fiscal 1998. The increase in operating and administrative expenses as a percent of sales was primarily attributable to the inclusion of Shoppers' and Farm Fresh's higher retail operating and administrative expense ratios.

         Interest expense for the twelve week period ended July 25, 1998, was $10.1 million, compared to interest expense of $0.9 million for the first quarter of fiscal 1998. This increase was primarily due to incremental interest expense related to increased indebtedness incurred to finance the Company's Dart and Farm Fresh acquisitions. The Farm Fresh acquisition was financed with proceeds from a $250 million, five-year, senior unsecured revolving credit facility (the "$250 million facility"). On May 12, 1998, the Company entered into an agreement with a syndicate of commercial banks that provided $450 million of senior unsecured credit facilities (the "Facilities"), consisting of a $250 million, five-year revolving credit facility (the "Revolver") and a $200 million, 18-month term loan (the "Term Loan"). Proceeds from the Facilities were used to finance the Dart Acquisition and to repay the outstanding balance of $192 million under the $250 million facility. In connection with the Dart Acquisition the Company also assumed $200 million in principal amount of Shoppers 9 3/4% Senior Notes due 2004.

         The Company's effective income tax rate increased to 39.75% for the twelve weeks ended July 25, 1998, from 38.95% for the first quarter of fiscal 1998, primarily due to the non-deductibility of goodwill arising from the Dart Acquisition.

         Net earnings for the twelve week period ended July 25, 1998, were $13.3 million, or $0.28 per share, assuming dilution, an 8.3% decrease from net earnings of $14.5 million, or $0.30 per share, assuming dilution for the first quarter of fiscal 1998. This decrease is primarily due to the initial dilutive effect of the recent Dart and Farm Fresh acquisitions.

Liquidity and Capital Resources
-------------------------------

         Net cash used for operating activities for the twelve week period ended July 25, 1998, was $49.3 million. This amount primarily consisted of net earnings of $13.3 million and depreciation and amortization of $12.1 million, offset by a decrease in working capital, net of effects of acquisitions, of $74.8 million. The net decrease in working capital, net of effects of acquisitions, was primarily attributable to an increase in inventories and a reduction in accounts payable resulting from the Company taking advantage of inventory buying opportunities during the quarter.

         Net cash used for investing activities of $194.8 million for the twelve week period ended July 25, 1998, primarily consisted of approximately $183 million, net of cash acquired, used for the Dart Acquisition. Capital expenditures were $16.8 million for the twelve week period ended July 25, 1998, and included $14.2 million and $2.6 million for the retail and wholesale grocery divisions, respectively. Capital expenditures for the retail grocery division primarily consisted of approximately $11 million for conversion of Farm Fresh warehouse format stores to its conventional store format and other Farm Fresh store remodels. In addition, retail capital expenditures included capital employed for one new Metro store (which will open later this fiscal year) and one new Shoppers store (which opened in July 1998). Capital expenditures for the wholesale grocery division primarily consisted of $1.7 million for the installation of ultra-high temperature manufacturing technologies at the Company's fluid dairy plant. Proceeds from the sale of assets held for sale consisted of $8.2 million from the sale of Total Beverage on May 22, 1998.

         Net cash provided by financing activities of $205.2 million for the twelve week period ended July 25, 1998, consisted primarily of proceeds from issuance of long-term debt of $200.0 million under the Term Loan and net proceeds from borrowings under revolving credit facilities of $31.8 million, which were offset in part by principal payments on long-term debt and capital lease obligations of $24.8 million. The $24.8 million of principal payments on long term debt and capital lease obligations consisted primarily of a $9.0 million principal payment on the Company's 6.15% Senior Notes, a $7.2 million partial redemption of the $200 million Shoppers 9 3/4% Senior Notes and a $7.0 million principal repayment on the Term Loan.

         The Company's total debt was $727.9 million at July 25, 1998, compared to $269.8 million at May 2, 1998. The increase in total debt was primarily attributable to indebtedness incurred to finance the Dart and Farm Fresh acquisitions. Shareholders' equity increased to $337.5 million at July 25, 1998, from $324.2 million at May 2, 1998. The ratio of total debt to total capitalization (defined as total debt plus shareholders' equity) was 0.68 to 1 at July 25, 1998, and 0.45 to 1 at May 2, 1998.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

Year 2000 Compliance
--------------------

         During 1997, the Company developed, and began implementing, a strategic, long-term information technology plan to upgrade its core application systems. Concurrently, it has developed, and is implementing, a plan to ensure that its information systems are year 2000 compliant. The Company believes that with the currently planned system conversions and upgrades, as well as certain additional modifications to existing software, the Company will achieve year 2000 compliance without any significant operational problems related to the Company's information systems. Amounts expended, or to be expended, exclusively to ensure year 2000 compliance are not expected to be material to the Company's consolidated results of operations or financial position. The Company is also communicating with significant suppliers, customers, financial institutions and others with which it does business to validate year 2000 compliance.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters of a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on August 20, 1998.
         The following proposals were submitted to the shareholders:

         (1) to elect 11 directors of the Company to serve until the next annual meeting of shareholders;

         (2) to ratify the appointment by the Board of Directors of Ernst &
             Young LLP to serve as independent public accountants for the current fiscal year.

         Shareholders elected all nominees for director and ratified the appointment of Ernst & Young LLP. The number of votes cast with respect to each of the above matters was as follows:

                                                                                 Withheld
                                                    For            Against       Authority       Abstain
                                                  -------------------------------------------------------
        Election of Directors
        ---------------------

        Donald D. Bennett                         34,080,575             --        369,711             --
        Roger L. Gregory                          34,340,698             --        109,588             --
        Grace E. Harris                           34,344,948             --        105,338             --
        John C. Jamison                           34,278,588             --        171,698             --
        G. Gilmer Minor, III                      34,343,536             --        106,750             --
        Claude B. Owen, Jr.                       34,346,776             --        103,510             --
        Albert F. Sloan                           34,342,804             --        107,482             --
        John E. Stokely                           34,334,677             --        115,609             --
        George H. Thomazin                        34,343,840             --        106,446             --
        James E. Ukrop                            34,344,205             --        106,081             --
        Edward Villanueva                         34,278,206             --        172,080             --

                                                                                   Non-
                                                    For            Against         Votes         Abstain
                                                  -------------------------------------------------------
        Appointment  of Ernst &
        -----------------------
        Young LLP                                 34,286,240         79,910             --         84,136
        ---------

        No other business came before the meeting.

ITEM 6.   Reports on Form 8-K

Current Report on Form 8-K, dated May 28, 1998, reporting (under Item 2 thereof) the acquisition of Dart.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RICHFOOD HOLDINGS, INC.


      Date:   September 8, 1998                 By  /s/  John C. Belknap
                                                ---------------------
                                                  John C. Belknap
                                                  Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit 27.1              Financial Data Schedule