Form 10-Q
period 1998-10-17
RICHFOOD HOLDINGS INC
filed 1998-12-01
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 17, 1998.

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

The number of shares outstanding of the Registrant's common stock as of November 24, 1998, was as follows:

               Common Stock, without par value: 47,682,805 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                               (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                       Second Quarter Ended
                                   -----------------------------------------------------------
                                   October 17,                        October 18,
                                      1998                               1997
                                   (12 weeks)          %              (12 weeks)         %
-------------------------------------------------------------------------------------------------------------------
Sales                             $   909,206        100.00          $   719,474       100.00

Costs and expenses:
   Cost of goods sold                 742,659         81.68              640,977        89.09
   Operating and adminis-
       trative expenses               131,367         14.44               53,978         7.50
   Interest expense                    11,420          1.26                  927         0.13
   Interest income                       (859)        (0.09)                (915)       (0.13)
                                  -----------        ------          -----------       ------


Earnings before income taxes           24,619          2.71               24,507         3.41

Income taxes                            9,540          1.05                9,497         1.32
                                  -----------        ------          -----------       ------

Net earnings                      $    15,079          1.66          $    15,010         2.09
                                  ===========        ======          ===========       ======


Net earnings per
     common share                 $       .32                        $       .32
                                  ===========                        ===========

Net earnings per
     common share-
     assuming dilution            $       .32                        $       .31
                                  ===========                        ===========

Cash dividends declared
     per common share             $       .05                        $       .04
                                  ===========                        ===========


See accompanying Notes to the Consolidated Financial Statements.


                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                               (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)
                                                            Year-to-Date
                                   -----------------------------------------------------------
                                   October 17,                        October 18,
                                      1998                               1997
                                   (24 weeks)           %            (24 weeks)          %
-------------------------------------------------------------------------------------------------------------------
Sales                            $  1,810,509        100.00         $  1,458,599       100.00

Costs and expenses:
   Cost of goods sold               1,488,323         82.20            1,300,710        89.18
    Operating and adminis-
        trative expenses              255,642         14.12              109,695         7.52
     Interest expense                  21,537          1.19                1,781         0.12
     Interest income                   (1,664)        (0.09)              (1,856)       (0.13)
                                  -----------        ------          -----------       ------

Earnings before income taxes           46,671          2.58               48,269         3.31

Income taxes                           18,306          1.01               18,753         1.29
                                  -----------        ------          -----------       ------

Net earnings                      $    28,365          1.57          $    29,516         2.02
                                  ===========        ======          ===========       ======


Net earnings per
     common share                 $       .60                        $       .62
                                  ===========                        ===========

Net earnings per
     common share-
     assuming dilution            $       .59                        $       .62
                                  ===========                        ===========

Cash dividends declared
     per common share             $       .10                        $       .08
                                  ===========                        ===========



See accompanying Notes to the Consolidated Financial Statements.

                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                           (Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                      October 17,     May 2,
                                                                         1998          1998
                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                        $    11,768    $     39,968
    Receivables, less allowance for doubtful
         accounts of $3,442 (fiscal 1998 - $3,393)                       111,468         101,454
    Inventories                                                          261,889         194,875
    Assets held for sale                                                  30,220               -
    Other current assets                                                  25,628          20,675
                                                                     -----------    ------------

Total current assets                                                     440,973         356,972
                                                                     -----------    ------------

Notes receivable, less allowance for
    doubtful accounts of $1,399 (fiscal 1998 - $1,654)                    34,670          22,767
Assets held for sale                                                      30,513          26,342
Property and equipment, net                                              263,261         187,288
Goodwill, net                                                            586,008         263,369
Other assets                                                              94,186          52,113
                                                                     -----------    ------------

Total assets                                                         $ 1,449,611     $   908,851
                                                                     ===========     ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Current installments of long-term debt
          and capital lease obligations                             $     16,121    $     16,684
    Accounts payable                                                     232,949         209,009
    Accrued expenses and other current liabilities                       117,882          76,942
                                                                     -----------    ------------

Total current liabilities                                                366,952         302,635
                                                                     -----------    ------------

Long-term debt and capital lease obligations                             709,946         253,087
Deferred credits and other                                                22,515          28,915

Shareholders' equity:
    Preferred stock, without par value:
         Authorized shares - 5,000,000;
         none issued or outstanding                                       -                -
    Common stock, without par value:
         Authorized shares - 90,000,000;
         issued and outstanding shares
         47,678,305  and 47,658,964                                       90,854          90,729
    Retained earnings                                                    259,344         233,485
                                                                     -----------    ------------

Total shareholders' equity                                               350,198         324,214
                                                                     -----------    ------------

Total liabilities and shareholders' equity                           $ 1,449,611    $    908,851
                                                                     ===========    ============

See accompanying Notes to the Consolidated Financial Statements.

                                     RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                     October 17,      October 18,
                                                                         1998             1997
                                                                      (24 weeks)      (24 weeks)
-------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                      $   28,365      $   29,516
    Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
        Depreciation and amortization                                     25,122          14,807
        Provision for doubtful accounts                                    1,593           1,814
        Other, net                                                        (1,807)            (54)
        Changes in operating assets and liabilities,
           net of effects of acquisitions:
          Receivables                                                    (14,857)        (10,665)
          Inventories                                                    (34,758)         (8,974)
          Other current assets                                               127           1,102
          Accounts payable, accrued expenses
             and other liabilities                                       (18,183)          5,816
                                                                      ----------      ----------

Net cash (used for) provided by operating activities                     (14,398)         33,362
                                                                      ----------      ----------

Investing activities:
    Acquisitions, net of cash acquired                                  (182,701)              -
    Proceeds from sale of assets held for sale                             8,179               -
    Purchases of property and equipment                                  (29,607)        (10,176)
    Issuance of notes receivable                                          (7,109)         (4,636)
    Collections on notes receivable                                        1,694           2,692
    Other, net                                                            (6,126)         (5,707)
                                                                      ----------      ----------

Net cash used for investing activities                                  (215,670)        (17,827)
                                                                      ----------      ----------

Financing activities:
    Net proceeds from revolving credit facilities                         35,000               -
    Proceeds from issuance of long-term debt                             200,000               -
    Principal repayments on long-term debt
       and capital lease obligations                                     (29,055)        (10,277)
    Proceeds from issuance of common stock
       under employee stock incentive plans                                  213             922
    Cash dividends paid on common stock                                   (4,290)         (3,322)
                                                                      ----------      ----------

Net cash provided by (used for) financing activities                     201,868         (12,677)
                                                                      ----------      ----------

Net (decrease) increase in cash and cash equivalents                     (28,200)          2,858

Cash and cash equivalents at beginning of period                          39,968          10,416
                                                                     -----------     -----------

Cash and cash equivalents at end of period                            $   11,768      $   13,274
                                                                      ==========      ==========

See accompanying Notes to the Consolidated Financial Statements.

                    RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 2, 1998, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended May 2, 1998 ("fiscal 1998"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Annual Report on Form 10-K for fiscal 1998. The results of operations for the twelve and twenty-four week periods ended October 17, 1998, may not be indicative of the results that may be expected for the fiscal year ending May 1, 1999 ("fiscal 1999").

Note 2. On May 18, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Dart Group Corporation ("Dart") for $160 per share, net to the seller in cash, or approximately $201.0 million (the "Dart Acquisition"). The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Dart, headquartered in Landover, Maryland, was comprised, at the time of acquisition, of: Shoppers Food Warehouse Corporation ("Shoppers"), a 100% owned chain of 37 price impact supermarkets operating in the greater Washington, DC metropolitan area; Trak Auto Corporation ("Trak"), a publicly-owned retailer of auto parts (67.1% owned by
           Dart); Crown Books Corporation ("Crown"), a publicly-owned retailer of popular books (52.3% owned by Dart); and Total Beverage
           Corporation ("Total Beverage"), a discount beverage retailer (100% owned by Dart). At the time of the Dart Acquisition, Shoppers had outstanding $200 million in principal amount of 9 3/4% Senior Notes due 2004. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of Dart and Shoppers have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. The results of operations of Trak, Crown and Total Beverage are excluded from the Consolidated Statement of Earnings for the period ended October 17, 1998, in accordance with Emerging Issues Task Force Issue No. 87-11: "Allocation of Purchase Price to Assets to be Sold."

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

           The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company, Dart (excluding the operations of Trak, Crown and Total Beverage) and Farm Fresh as if the acquisitions had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related tax effects. This pro forma information is presented for informational purposes only and is not necessarily indicative of the combined results of operations that would have occurred had the transactions been consummated on that date or that may be obtained in the future. The purchase price of Dart has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Such estimated values may change as the valuations are finalized and more facts become known.

           (in thousands, except per share data)        Twelve weeks ended           Twenty-four weeks ended
                                                    October 17,     October 18,     October 17,     October 18,
                                                        1998            1997            1998            1997
                                                        ----            ----            ----            ----

           Sales                                    $   909,206    $   926,442     $  1,830,911    $  1,881,443

           Earnings  before   extraordinary   loss
           and  cumulative  effect  of  accounting
           change                                   $    15,079    $    13,598     $     28,153    $     29,473

           Extraordinary loss, net of tax                     -         (3,126)               -          (3,126)

           Cumulative    effect   of    accounting
           change, net of tax                                 -          1,729                -           1,729
                                                    -----------    -----------     ------------    ------------

           Net earnings                             $    15,079    $    12,201     $     28,153    $     28,076
                                                    ===========    ===========     ============    ============


           Per Common Share Data:

           Earnings before  extraordinary loss and
           cumulative effect of accounting change   $      0.32    $      0.29     $      0.59    $       0.62

           Extraordinary loss, net of tax                     -          (0.07)              -           (0.07)

           Cumulative effect of accounting
           change, net of tax                                 -           0.04               -            0.04
                                                    -----------    -----------     -----------    ------------

           Net earnings                             $      0.32    $      0.26     $      0.59    $       0.59
                                                    ===========    ===========     ===========    ============

           Earnings before  extraordinary loss and
           cumulative effect of accounting change
           --assuming dilution                      $      0.32    $      0.29     $      0.59    $       0.62

           Extraordinary loss, net of                         -          (0.07)              -           (0.07)
           tax--assuming dilution

           Cumulative effect of accounting change,
           net of tax--assuming dilution
                                                              -           0.04               -            0.04
                                                    -----------    -----------     -----------    ------------

           Net earnings--assuming dilution          $      0.32    $      0.26     $      0.59    $       0.59
                                                    ===========    ===========     ===========    ============

Note 3. The following table sets forth the computation of basic and diluted earnings per share for the twelve and twenty-four week periods ended October 17, 1998, and October 18, 1997, respectively:

           (dollars in thousands, except per             Twelve weeks ended           Twenty-four weeks ended
            share data)                              October 17,     October 18,     October 17,     October 18,
                                                         1998            1997            1998            1997
                                                         ----            ----            ----            ----
           NUMERATOR:
           Net Earnings                             $    15,079    $    15,010     $     28,365    $     29,516
                                                    ===========    ===========     ============    ============
           DENOMINATOR:
           Denominator for basic earnings per
           share--weighted average common shares     47,675,627     47,505,909       47,671,230      47,470,114

           Effect of dilutive securities:
              Stock options                             116,653        231,432          137,928          25,429
                                                    -----------    -----------     ------------    ------------

           Denominator  for  diluted  earnings
           per share--adjusted  weighted  average
           common shares                             47,792,280     47,737,341       47,809,158      47,695,543
                                                    ===========    ===========     ============    ============
           Net earnings per common share--basic     $      0.32    $      0.32     $       0.60    $       0.62
                                                    ===========    ===========     ============    ============
           Net earnings per common share--diluted   $      0.32    $      0.31     $       0.59    $       0.62
                                                    ===========    ===========     ============    ============

Note 4. Effective May 3, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has significant operations principally in two industry segments: the wholesale grocery division and the retail grocery division.

           The Company's wholesale grocery division is the largest wholesale food distributor in the Mid-Atlantic operating region. This segment distributes a full range of grocery, dairy, frozen food, produce, meat and non-food items to the Company's retail grocery division and to chain and independent retailers throughout the region from its two principal distribution centers located in Richmond, Virginia and Harrisburg, Pennsylvania. This segment also includes the Company's fluid dairy operations located in Richmond, Virginia.

           The Company's retail grocery division consists primarily of three grocery store chains: 43 Farm Fresh supermarkets located primarily in Virginia's Hampton Roads region; 38 Shoppers Food Warehouse price impact warehouse-style supermarkets in the Washington, D.C. metropolitan area; and 18 Metro grocery stores in the Baltimore metropolitan area.

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

           The following table summarizes key segment information and reconciles segment results to consolidated financial results:
           (dollar amounts in thousands)             Twelve weeks ended             Twenty-four weeks ended
                                                October 17,       October 18,     October 17,       October 18,
                                                   1998               1997           1998              1997
                                                   ----               ----           ----              ----
           Sales:
           Wholesale grocery                   $     743,446      $    689,574  $   1,457,729      $  1,397,850
           Intersegment sales                       (238,436)          (41,494)      (442,460)          (84,525)
                                                ------------      ------------  -------------      ------------
              Wholesale grocery sales to
                external customers                   505,010           648,080      1,015,269         1,313,325
           Retail grocery                            404,196            71,394        795,240           145,274
                                                ------------      ------------  -------------      ------------
              Total sales                      $     909,206      $    719,474  $   1,810,509      $  1,458,599
                                               =============      ============  =============      ============


           Operating Profit:
           Wholesale grocery                   $      26,588      $     24,816  $      53,512      $     48,535
           Retail grocery                             11,218             1,161         18,372             2,672
           General corporate expense                  (2,626)           (1,458)        (5,340)           (3,013)
                                                ------------      ------------  -------------      ------------
              Total  operating profit                 35,180            24,519         66,544            48,194
           Interest expense                          (11,420)             (927)       (21,537)           (1,781)
           Interest income                               859               915          1,664             1,856
                                                ------------      ------------  -------------      ------------
              Earnings before income taxes     $      24,619      $     24,507  $      46,671      $     48,269
                                               =============      ============  =============      ============

           Capital expenditures:
           Wholesale grocery                   $       2,267      $      2,176  $       4,873      $      6,396
           Retail grocery                             10,533             2,497         24,734             3,780
                                                ------------      ------------  -------------      ------------
              Total capital expenditures       $      12,800      $      4,673  $      29,607      $     10,176
                                               =============      ============  =============      ============


                                                October 17,          May 2,
                                                    1998              1998
                                                    ----              ----

           Total identifiable assets:
           Wholesale grocery                   $     462,463      $    491,928
           Retail grocery                            987,148           416,923
                                                ------------      ------------
              Total assets                     $   1,449,611      $    908,851
                                               =============      ============



Note 5. The Company is party to various legal actions that are incidental to its business. While the outcome of such legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

         Sales of $909.2 million for the twelve week period ended October 17, 1998, consisted of $743.4 million of wholesale grocery sales and $404.2 million of retail grocery sales. Wholesale grocery sales included $238.4 million of sales to the Company's retail grocery division. Wholesale grocery sales to external customers for the second quarter of fiscal 1999 decreased $143.1 million from the comparable period in fiscal 1998 due primarily to the exclusion, from grocery sales to external customers in the current period, of sales to the Company's Farm Fresh and Shoppers stores, since their March 4, 1998, and May 18, 1998, acquisition dates, respectively. Total wholesale grocery sales for the second quarter of fiscal 1999 increased $53.9 million, or 7.8%, over sales of $689.6 million in the second quarter of fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Company's Shoppers and Farm Fresh retail chains which were acquired on May 18, 1998, and March 4, 1998, respectively.

         Retail grocery sales increased to $404.2 million for the twelve-week period ended October 17, 1998, compared to sales of $71.4 million for the second quarter of fiscal 1998, primarily due to sales generated by the Company's newly acquired Shoppers and Farm Fresh retail chains. Metro sales for the second quarter of fiscal 1999 increased $1.7 million over the second quarter of fiscal 1998 due primarily to the opening of a new store and a 1.0% increase in comparable store sales.

         Sales of $1,810.5 million for the twenty-four week period ended October 17, 1998, consisted of $1,457.7 million of wholesale grocery sales and $795.2 million of retail grocery sales. Wholesale grocery sales included $442.5 million of sales to the Company's retail grocery division. Wholesale grocery sales to external customers for the twenty-four weeks ended October 17, 1998, decreased $298.1 million from the comparable period in fiscal 1998 due primarily to the exclusion, from grocery sales to external customers in the current period, of sales to the Company's Farm Fresh and Shoppers stores since their March 4, 1998, and May 18, 1998, acquisition dates, respectively. Total wholesale grocery sales for the first twenty-four weeks of fiscal 1999 increased $59.9 million, or 4.3%, over sales of $1,397.9 million in the first twenty-four weeks of fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Company's Shoppers and Farm Fresh retail chains, which were acquired on May 18, 1998, and March 4, 1998, respectively, offset in part by the expiration of the Acme Markets, Inc. supply agreement in June 1997 and the effect of competitive openings on the Company's independent retail grocery customers.

         Retail grocery sales increased to $795.2 million for the twenty-four week period ended October 17, 1998, compared to sales of $145.3 million for the first twenty-four weeks of fiscal 1998, primarily due to sales generated by the Company's newly acquired Shoppers and Farm Fresh retail chains. Metro sales for the twenty-four weeks ended October 17, 1998 increased $6.7 million over sales of $139.2 million in the first twenty-four weeks of fiscal 1998 primarily due to the opening of one new store and a 1.5% increase in comparable store sales.

         Gross margin was 18.32% and 17.80% of sales, respectively, for the twelve and twenty-four week periods ended October 17, 1998, compared to 10.91% and 10.82% of sales, respectively, for the same periods last fiscal year. The increase in gross margin was primarily attributable to the inclusion of higher retail gross margins as a result of the Shoppers and Farm Fresh acquisitions.

         Operating and administrative expenses for the twelve-week period ended October 17, 1998, were $131.4 million, or 14.44% of sales, compared to $54.0 million, or 7.50% of sales, for the second quarter of fiscal 1998. Operating and administrative expenses for the twenty-four week period ended October 17, 1998, were $255.6 million, or 14.12% of sales, compared to $109.7 million, or 7.52% of sales, for the comparable period last fiscal year. The increase in operating and administrative expenses as a percent of sales for both the twelve and twenty-four week periods ended October 17, 1998 was primarily attributable to the inclusion of Shoppers' and Farm Fresh's higher retail operating and administrative expense ratios.

         Interest expense for the twelve and twenty-four week periods ended October 17, 1998, was $11.4 million and $21.5 million, respectively, compared to $0.9 million and $1.8 million, respectively, for the same periods last fiscal year. This increase was primarily due to incremental interest expense related to increased indebtedness incurred to finance the Company's Farm Fresh and Dart acquisitions. The Farm Fresh acquisition was financed with proceeds from a $250 million, five-year, senior unsecured revolving credit facility (the "$250 million facility"). On May 12, 1998, the Company entered into an agreement with a syndicate of commercial banks that provided $450 million of senior unsecured credit facilities (the "Facilities"), consisting of a $250 million, five-year revolving credit facility (the "Revolver") and a $200 million, 18-month term loan (the "Term Loan"). Proceeds from the Facilities were used to finance the Dart Acquisition and to repay the outstanding balance of $192 million under the $250 million facility. At the time of the Dart Acquisition, Shoppers had outstanding $200 million in principal amount of 9 3/4% Senior Notes due 2004.

         The Company's effective income tax rate was 38.75% and 39.22% for the twelve and twenty-four week periods ended October 17, 1998, respectively, compared to 38.75% and 38.85% for the same periods last fiscal year.

         Net earnings for the twelve week period ended October 17, 1998, of $15.1 million, or $0.32 per share, assuming dilution, increased from net earnings of $15.0 million, or $0.31 per share, assuming dilution, for the second quarter of fiscal 1998. Net earnings for the twenty-four week period ended October 17, 1998, were $28.4 million, or $0.59 per share, assuming dilution, a 3.9% decrease from net earnings of $29.5 million, or $0.62 per share, assuming dilution, for the same period last fiscal year. This decrease is primarily due to the initial dilutive effect in the first quarter of fiscal 1999 of the recent Dart and Farm Fresh acquisitions.

Liquidity and Capital Resources
-------------------------------

         Net cash used for operating activities for the twenty-four week period ended October 17, 1998, was $14.4 million. This amount included net earnings of $28.4 million and depreciation and amortization of $25.1 million. These amounts were offset by changes in working capital accounts primarily attributable to the effects of seasonal demands and inventory buying opportunities in the wholesale business.

         Net cash  used for  investing  activities  of  $215.7  million  for the twenty-four week period ended October 17, 1998, primarily consisted of approximately $182.7 million, net of cash acquired, used for the Dart Acquisition. Capital expenditures were $29.6 million for the twenty-four week period ended October 17, 1998, and included $24.7 million and $4.9 million for the retail and wholesale grocery divisions, respectively. Capital expenditures for the retail grocery division primarily consisted of approximately $15 million for the conversion of Farm Fresh warehouse format stores to its conventional store format and other Farm Fresh store remodels. In addition, retail capital expenditures included capital employed for one new Metro store (which opened in November 1998) and one new Shoppers store (which opened in July 1998). Capital expenditures for the wholesale grocery division primarily consisted of $1.7 million for the installation of ultra-high temperature manufacturing technologies at the Company's fluid dairy plant. Customer notes issued were $7.1 million for the period, offset in part by collections on customer notes of $1.7 million. Proceeds from the sale of assets held for sale consisted of $8.2 million from the sale of Total Beverage on May 22, 1998.

         Net cash provided by financing activities of $201.9 million for the twenty-four week period ended October 17, 1998, consisted primarily of proceeds from the issuance of long-term debt of $200.0 million under the Term Loan and net proceeds from borrowings under revolving credit facilities of $35.0 million, which were offset in part by principal payments on long-term debt and capital lease obligations of $29.1 million. The $29.1 million of principal payments on long term debt and capital lease obligations consisted primarily of a $9.0 million principal payment on the Company's 6.15% Senior Notes, a $7.2 million partial redemption of Shoppers' 9 3/4% Senior Notes and a $7.0 million principal repayment on the Term Loan.

         The Company's total debt was $726.1 million at October 17, 1998, compared to $269.8 million at May 2, 1998. The increase in total debt was primarily attributable to indebtedness incurred to finance the Dart acquisition.

Shareholders' equity increased to $350.2 million at October 17, 1998, from $324.2 million at May 2, 1998. The ratio of total debt to total capitalization (defined as total debt plus shareholders' equity) was 0.67 to 1 at October 17, 1998, and 0.45 to 1 at May 2, 1998.

         The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under its long-term debt facilities to maintain its competitive position and expand its business.

Year 2000 Compliance
--------------------

         The "Year 2000" issue is the result of computer systems and software programs using only two digits rather than four to define a year. As a result, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities. In addition to computer systems and software, any equipment using embedded chips, such as switchgear, controllers and telephone exchanges, could also be at risk.

         During 1997, the Company developed, and began implementing, a strategic, long-term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, it has developed and is implementing, a plan (the Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

               o  Information technology systems ("IT").

               o  Embedded technology and other systems ("Non-IT").

               o  Key third party relationships.

         Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, the Company determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. The Company presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the results of operations of the Company.

         The Y2K Plan consists of two distinct components: the Wholesale Grocery Division Plan, which addresses Year 2000 issues relating to the Company's wholesale grocery division; and the Retail Grocery Division Plan, which addresses Year 2000 issues relating to the Company's retail grocery division.

The Wholesale Grocery Division Plan
-----------------------------------

         The Wholesale Grocery Division Plan consists of the following four phases:

               o Assessment - locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

               o Remediation of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment.

               o Testing - testing the remediated or converted technology to determine the efficacy of the resolutions.

               o    Implementation   -  placing   remediated   technology   into
                    operation.

         The assessment phase has been completed with respect to IT and Non-IT systems that the Company believes could be significantly affected by the Year 2000 issue. The assessment indicated that most of the wholesale grocery division's significant IT systems could be affected, particularly accounting, billing, procurement, warehouse management and distribution systems, human resources and payroll and that software, hardware and equipment using embedded chips in production and manufacturing systems are also at risk.

         With respect to IT systems, the Wholesale Grocery Division Plan utilizes both internal and external resources to remediate, test and implement the modification and/or replacement of its software and hardware. The remediation phase is approximately 50% complete and is expected to be completed by early 1999. The testing and implementation phases are approximately 10% complete and are expected to be completed by mid 1999.

         With respect to Non-IT systems, the remediation phase of the Wholesale Grocery Division Plan is approximately 40% complete. Once testing is complete, compliant equipment will be ready for immediate use. Remediation, testing and implementation of non-compliant equipment is expected to be completed by mid 1999.

         Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. As part of the wholesale grocery division's evaluation of the Year 2000 readiness of its suppliers, customers and other third parties, the division expects to query its significant service vendors and subcontractors in order to validate Year 2000 compliance by mid 1999. It is not anticipated that product vendors will be queried since, in most instances, substitute products can be obtained from other vendors in the event that the division's primary vendors are not Year 2000 compliant in a timely manner. However, the Company's wholesale grocery division has been working with significant third parties that interface directly with the division to validate Year 2000 compliance. The remediation phase is approximately 25% complete, with implementation scheduled for January 1999. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, such failure could have a material adverse effect on the Company's results of operations or financial position.

         Total costs associated with the Wholesale Grocery Division Plan are expected to be approximately $5.2 million. Pursuant to the existing Strategic Plan, approximately $3.1 million has, or is expected to be, capitalized in accordance with GAAP, with approximately $0.9 million capitalized during the twenty-four weeks ended October 17, 1998. This includes the acceleration of approximately $2.9 million of planned capital expenditures relating to computer systems and software, primarily procurement, warehousing management and distribution systems, human resources, and payroll software. To date, the division has spent approximately $2.9 million of the total cost and expects to spend the majority of the remaining costs over the next 12 months. All expenditures related to the Wholesale Grocery Division Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the wholesale grocery division's material information technology projects have been deferred due to the Y2K Plan.

The Retail Grocery Division Plan
--------------------------------

         The Retail Grocery Division Plan involves the following three phases:

               o Assessment -- locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

               o Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and; testing the remediated or converted technology to determine the efficacy of the resolutions.

               o    Implementation   -  placing   remediated   technology   into
                    operation.

         The assessment phase has been completed with respect to IT and Non-IT systems that the Company believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the division's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, point of sale and pharmacy systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated but do not present a significant risk to the retail business.

         With respect to IT systems, the remediation/testing phase is approximately 40% complete, with an expected completion date of early 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

         The majority of the retail grocery division's Non-IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non-IT systems remediation/testing phase is approximately 50% complete and full implementation is expected by mid 1999.

         As part of the retail grocery division's evaluation of the Year 2000 readiness of its material suppliers, customers and other third parties, the division has not identified any class of third party providers that could materially impact the division's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial position.

         Total costs associated with the Retail Grocery Division Plan are expected to be approximately $5.8 million. Pursuant to the existing Strategic Plan, approximately $3.9 million has, or is expected to be, capitalized in accordance with GAAP, with approximately $0.8 million capitalized during the twenty-four weeks ended October 17, 1998. This includes the acceleration of approximately $2.5 million of planned capital expenditures relating to computer systems, primarily point of sale equipment. To date, the division has spent approximately $1.4 million of the total cost and expects to spend the majority of the remaining costs over the next 12 months. All expenditures related to the Retail Grocery Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the Retail Grocery Division's material information technology projects have been deferred due to the Y2K Plan.

         The aforementioned costs of the Y2K Plan and the completion dates for both the wholesale and retail grocery divisions are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

         Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial position if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company is in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company expects to complete its contingency plans in mid 1999 and expects that such plans may include provisions relating to, among other things, manual workarounds, stockpiling inventories and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the Company's contingency plans must be executed.

         The Company's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom the Company relies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                           PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.
     Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K.

     Current  Report  on  Form  8K/A1,   dated  July  27,  1998,   amending  the
     Registrant's Current Report on Form 8-K, filed on May 28, 1998, to provide the pro forma financial information required by Item 7.

     Current Report on Form 8K/A2, dated September 30, 1998, amending the Registrant's Current Report on Form 8K/A1, filed July 27, 1998, to provide the Registrant's Unaudited Pro Forma Condensed Statement of Earnings for the twelve weeks ended July 25, 1998.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RICHFOOD HOLDINGS, INC.


      Date:   December 1, 1998                 By  /s/  John C. Belknap
                                                  -------------------------
                                                  John C. Belknap
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit 27.1              Financial Data Schedule