Form 10-Q
period 1999-01-09
RICHFOOD HOLDINGS INC
filed 1999-02-23
CIK 819632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 9, 1999.

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

The number of shares outstanding of the Registrant's common stock as of February 16, 1999, was as follows:

             Common Stock, without par value: 47,730,744 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

                                                 (Unaudited)
                                              Third Quarter Ended
                                  --------------------------------------------
                                   January 9,              January 10,
                                     1999                    1998
                                  (12 weeks)       %      (12 weeks)       %
------------------------------------------------------------------------------
Sales                              $ 946,649     100.00   $ 743,951     100.00

Costs and expenses:
   Cost of goods sold                774,637      81.83     661,828      88.96
   Operating and adminis-
     trative expenses                129,491      13.68      53,789       7.23
   Interest expense                   11,479       1.21         778       0.10
   Interest income                      (687)     (0.07)       (867)     (0.11)
                                   ---------     ------    --------     ------
Earnings before income taxes          31,729       3.35      28,423       3.82

Income taxes                          12,295       1.30      10,843       1.46
                                  ----------  ---------   ---------  ---------
Net earnings                      $   19,434       2.05  $   17,580       2.36
                                  ==========  =========  ==========  =========
Net earnings per
     common share                 $      .41             $      .37
                                  ==========             ==========

Net earnings per
     common share-
     assuming dilution            $      .41             $      .37
                                  ==========             ==========
Cash dividends declared
     per common share             $      .05             $      .04
                                  ==========             ==========


See accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

                                                 (Unaudited)
                                                 Year-to-Date
                                  --------------------------------------------
                                   January 9,              January 10,
                                     1999                    1998
                                  (36 weeks)       %      (36 weeks)       %
------------------------------------------------------------------------------
Sales                            $ 2,757,158     100.00 $ 2,202,550     100.00

Costs and expenses:
   Cost of goods sold              2,262,960      82.08   1,962,538      89.10
   Operating and adminis-
     trative expenses                385,133      13.97     163,484       7.42
   Interest expense                   33,016       1.20       2,559       0.12
   Interest income                    (2,351)     (0.09)     (2,723)     (0.12)
                                   ---------     ------    --------     ------
Earnings before income taxes          78,400       2.84      76,692       3.48

Income taxes                          30,601       1.11      29,596       1.34
                                  ----------  ---------   ---------  ---------
Net earnings                      $   47,799       1.73  $   47,096       2.14
                                  ==========  =========  ==========  =========
Net earnings per
     common share                 $     1.00             $      .99
                                  ==========             ==========

Net earnings per
     common share-
     assuming dilution            $     1.00             $      .99
                                  ==========             ==========
Cash dividends declared
     per common share             $      .15             $      .12
                                  ==========             ==========





See accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollar amounts in thousands)

------------------------------------------------------------------------------
                                                       January 9,   May 2,
                                                         1999        1998
                                                     (Unaudited)
------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $    12,670  $   39,968
   Receivables, less allowance for doubtful
        accounts of $3,403 (fiscal 1998 - $3,393)       127,817     101,454
   Inventories                                          257,673     194,875
   Assets held for sale                                  30,088           -
   Other current assets                                  24,545      20,675
                                                    -----------  ----------

Total current assets                                    452,793     356,972
                                                    -----------  ----------

Notes receivable, less allowance for
   doubtful accounts of $1,349 (fiscal 1998 - $1,654)    34,365      22,767
Assets held for sale                                     30,554      26,342
Property and equipment, net                             240,758     187,288
Goodwill, net                                           591,942     263,369
Other assets                                             90,670      52,113
                                                    -----------  ----------

Total assets                                        $ 1,441,082  $  908,851
                                                    =========== ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt
         and capital lease obligations              $   208,565  $   16,684
   Accounts payable                                     197,040     209,009
   Accrued expenses and other current liabilities       132,848      76,942
                                                    -----------  ----------

Total current liabilities                               538,453     302,635
                                                    -----------  ----------

Long-term debt and capital lease obligations            510,882     253,087
Deferred credits and other                               24,312      28,915

Shareholders' equity:
   Preferred stock, without par value:
        Authorized shares - 5,000,000;
        none issued or outstanding                            -           -
   Common stock, without par value:
        Authorized shares - 90,000,000;
        issued and outstanding shares
        47,682,993 and 47,658,964                        90,919      90,729
   Retained earnings                                    276,516     233,485
                                                    -----------  ----------

Total shareholders' equity                              367,435     324,214
                                                    -----------  ----------

Total liabilities and shareholders' equity          $ 1,441,082 $   908,851
                                                    =========== ===========

See accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)
------------------------------------------------------------------------------

                                                              (Unaudited)
                                                         January 9,  January 10,
                                                            1999        1998
                                                         (36 weeks)  (36 weeks)
------------------------------------------------------------------------------

Operating activities:
   Net earnings                                         $  47,799   $  47,096
   Adjustments to reconcile net earnings to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                        38,632      21,807
      Provision for doubtful accounts                       2,493       2,919
      Other, net                                           (1,823)         13
      Changes in operating assets and liabilities,
       net of effects of acquisitions:
       Receivables                                        (28,092)     (4,654)
       Inventories                                        (30,692)       (767)
       Other current assets                                 1,808       2,097
       Accounts payable, accrued expenses
           and other liabilities                          (47,098)     (1,628)
                                                       ----------   ---------

Net cash (used for) provided by operating activities      (16,973)     66,883
                                                       ----------   ---------

Investing activities:
   Acquisitions, net of cash acquired                    (182,701)          -
   Proceeds from sale of assets held for sale               8,179           -
   Purchases of property and equipment                    (45,865)    (15,082)
   Proceeds from sale of property and equipment            28,234           -
   Issuance of notes receivable                           (12,305)     (8,440)
   Collections on notes receivable                          2,761       4,614
   Other, net                                              (6,325)     (7,714)
                                                       ----------   ---------

Net cash used for investing activities                   (208,022)    (26,622)
                                                       ----------   ---------

Financing activities:
   Net proceeds from revolving credit facilities           35,000           -
   Proceeds from issuance of long-term debt               200,000           -
   Principal repayments on long-term debt
      and capital lease obligations                       (30,920)    (10,617)
   Proceeds from issuance of common stock
      under employee stock incentive plans                    291       1,174
   Cash dividends paid on common stock                     (6,674)     (5,224)
                                                       ----------   ---------

Net cash provided by (used for) financing activities      197,697     (14,667)
                                                       ----------   ---------

Net (decrease) increase in cash and cash equivalents      (27,298)     25,594

Cash and cash equivalents at beginning of period           39,968      10,416
                                                       ----------  ----------

Cash and cash equivalents at end of period             $   12,670  $   36,010
                                                       ==========  ==========


See accompanying Notes to the Consolidated Financial Statements.

                   RICHFOOD HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of Richfood Holdings, Inc. and subsidiaries (the "Company") presented herein are unaudited (except for the consolidated balance sheet as of May 2, 1998, which has been derived from the audited consolidated balance sheet as of that date) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies and principles used to prepare these interim consolidated financial statements are consistent in all material respects with those reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended May 2, 1998 ("fiscal 1998"). In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments and the use of estimates, necessary to summarize fairly the Company's financial position and results of operations. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Annual Report on Form 10-K for fiscal 1998. The results of operations for the twelve and thirty-six week periods ended January 9, 1999, may not be indicative of the results that may be expected for the fiscal year ending May 1, 1999 ("fiscal 1999").

Note 2. On May 18, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Dart Group Corporation ("Dart") for $160 per share, net to the seller in cash, or approximately $201.0 million (the "Dart Acquisition"). The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Dart, headquartered in Landover, Maryland, was comprised, at the time of acquisition, of:
        Shoppers Food Warehouse Corporation ("Shoppers"), a 100% owned chain of 37 price impact supermarkets operating in the greater Washington, DC metropolitan area; Trak Auto Corporation ("Trak"), a publicly-owned retailer of auto parts (67.1% owned by Dart); Crown Books Corporation ("Crown"), a publicly-owned retailer of popular books (52.3% owned by
        Dart); and Total Beverage Corporation ("Total Beverage"), a discount beverage retailer (100% owned by Dart). At the time of the Dart Acquisition, Shoppers had outstanding $200 million in principal amount of 9 3/4% Senior Notes due 2004. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of Dart and Shoppers have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. The results of operations of Trak, Crown and Total Beverage are excluded from the Consolidated Statement of Earnings for the twelve and thirty-six week periods ended January 9, 1999, in accordance with Emerging Issues Task Force Issue No. 87-11: "Allocation of Purchase Price to Assets to be Sold."

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



        (in thousands, except per share data)     Twelve weeks ended         Thirty-six weeks ended
                                               January 9,    January 10,   January 9,      January 10,
                                                 1999           1998         1999             1998
                                                 ----           ----         ----             ----
        Sales                                   $ 946,649  $  943,987    $ 2,777,560      $ 2,825,430

        Earnings before extraordinary loss and
        cumulative effect of accounting change  $  19,434  $   11,013    $    47,587      $    40,486

        Extraordinary loss, net of tax                  -           -              -           (3,126)

        Cumulative effect of accounting change,
        net of tax                                      -           -              -            1,729
                                                ---------  ----------    -----------      -----------

        Net earnings                            $  19,434  $   11,013    $    47,587      $    39,089
                                                =========  ==========    ===========      ===========
        Per Common Share Data:

        Earnings before extraordinary loss and
        cumulative effect of accounting change  $    0.41  $     0.23    $      1.00      $      0.85

        Extraordinary loss, net of tax                  -           -              -            (0.07)

        Cumulative effect of accounting
        change, net of tax                              -           -              -             0.04
                                                ---------  ----------    -----------      -----------

        Net earnings                            $    0.41  $     0.23    $      1.00      $      0.82
                                                =========  ==========    ===========      ===========
        Earnings before extraordinary loss
        and cumulative effect of accounting
        change--assuming dilution               $    0.41  $     0.23    $      1.00      $      0.85

        Extraordinary loss, net of tax
        --assuming dilution                             -           -              -            (0.07)

        Cumulative effect of accounting
        change, net of tax--assuming
        dilution                                        -           -              -             0.04
                                                ---------  ----------    -----------      -----------

        Net earnings--assuming dilution         $    0.41  $     0.23    $      1.00      $      0.82
                                                =========  ==========    ===========      ===========

Note 3. The following table sets forth the computation of basic and diluted earnings per share for the twelve and thirty-six week periods ended January 9, 1999, and January 10, 1998, respectively:


        (dollars in thousands,          Twelve weeks ended        Thirty-six weeks ended
        except per share data)
                                      January 9, January 10,     January 9,   January 10,
                                         1999        1998           1999          1998
                                         ----        ----           ----          ----
        NUMERATOR:
        Net Earnings                $   19,434  $   17,580     $   47,799    $   47,096
                                    ==========  ==========     ==========    ==========
        DENOMINATOR:
        Denominator for basic
        earnings per share
        --weighted average
        common shares               47,682,698  47,536,579     47,675,053    47,492,269
                                    ==========  ==========     ==========    ==========
        Effect of dilutive securities:
         Stock options                 103,108     264,167        149,094       227,858
                                    ----------  ----------     ----------    ----------
        Denominator for diluted
        earnings per share--adjusted
        weighted average
        common shares               47,785,806  47,800,746      47,824,147   47,720,127
                                    ==========  ==========      ==========   ==========
        Net earnings per common
        share--basic                $     0.41  $     0.37      $     1.00   $     0.99
                                    ==========  ==========      ==========   ==========
        Net   earnings  per  common
        share--diluted              $     0.41  $     0.37      $     1.00   $     0.99
                                    ==========  ==========      ==========   ==========

Note 4. Effective  May 3,  1998,  the  Company  adopted   the    provisions  of
        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has significant operations principally in two industry segments: the wholesale grocery division and the retail grocery division.

        The Company's wholesale grocery division is the largest wholesale food distributor in the Mid-Atlantic operating region. This segment distributes a full range of grocery, dairy, frozen food, produce, meat and non-food items to the Company's retail grocery division and to chain and independent retailers throughout the region from its two principal distribution centers located in Richmond, Virginia, and Harrisburg, Pennsylvania. This segment also includes the Company's fluid dairy operations located in Richmond, Virginia.

        The Company's retail grocery division consists primarily of three grocery store chains: 42 Farm Fresh supermarkets located primarily in Virginia's Hampton Roads region; 38 Shoppers Food Warehouse price impact warehouse-style supermarkets in the Washington, D.C. metropolitan area; and 18 Metro grocery stores in the Baltimore metropolitan area.

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

        The following table summarizes key segment information and reconciles segment results to consolidated financial results:

        (dollar amounts in thousands)           Twelve weeks ended           Thirty-six weeks ended
                                             January 9,   January 10,       January 9,    January 10,
                                               1999         1998              1999           1998
                                               ----         ----              ----           ----
        Sales:
        Wholesale grocery                 $   778,948    $  712,861        $ 2,236,677   $ 2,110,711
        Intersegment sales                   (251,886)      (46,852)          (694,346)     (131,377)
                                          -----------    ----------        -----------   -----------

           Wholesale grocery sales
              to external customers           527,062       666,009          1,542,331     1,979,334

        Retail grocery                        419,587        77,942          1,214,827       223,216
                                          -----------    ----------        -----------   -----------
           Total sales                    $   946,649    $  743,951        $ 2,757,158   $ 2,202,550
                                          ===========    ==========        ===========   ===========


        Operating Profit:
        Wholesale grocery                 $    32,035    $   27,650        $    85,548   $    76,185
        Retail grocery                         13,693         2,320             32,065         4,992
        General corporate expense              (3,207)       (1,636)            (8,548)       (4,649)
                                          -----------    ----------        -----------   -----------
           Total operating profit              42,521        28,334            109,065        76,528
        Interest expense                      (11,479)         (778)           (33,016)       (2,559)
        Interest income                           687           867              2,351         2,723
                                          -----------    ----------        -----------   -----------
           Earnings before income taxes   $    31,729    $   28,423        $    78,400   $    76,692
                                          ===========    ==========        ===========   ===========

        Capital expenditures:
        Wholesale grocery                 $     4,920    $    2,866        $     9,793   $     9,262
        Retail grocery                         11,338         2,040             36,072         5,820
                                          -----------    ----------        -----------   -----------
           Total capital expenditures     $    16,258    $    4,906             45,865   $    15,082
                                          ===========    ==========        ===========   ===========



                                          January 9,       May 2,
                                            1999            1998
                                          ---------       -------
        Total identifiable assets:
        Wholesale grocery                $    489,745  $   491,928
        Retail grocery                        951,337      416,923
                                         ------------  -----------
           Total assets                  $  1,441,082  $   908,851
                                         ============  ===========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

      Sales of $946.6 million for the twelve week period ended January 9, 1999, consisted of $778.9 million of wholesale grocery sales and $419.6 million of retail grocery sales. Wholesale grocery sales included $251.9 million of sales to the Company's retail grocery division. Wholesale grocery sales to external customers of $527.1 million for the third quarter of fiscal 1999 decreased $138.9 million from the comparable period in fiscal 1998 due primarily to the exclusion, from grocery sales to external customers in the current period, of sales to the Company's Farm Fresh and Shoppers stores since their March 4, 1998, and May 18, 1998, acquisition dates, respectively. Excluding the effect of the Farm Fresh and Shoppers acquisitions, wholesale sales to external customers for the third quarter of fiscal 1999 increased 2.5% over the comparable period in fiscal 1998. Total wholesale grocery sales for the third quarter of fiscal 1999 increased $66.1 million, or 9.3%, over sales of $712.9 million in the third quarter of fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Shoppers and Farm Fresh retail chains following their acquisition by the Company.

      Retail grocery sales increased to $419.6 million for the twelve-week period ended January 9, 1999, compared to sales of $77.9 million for the third quarter of fiscal 1998, primarily due to sales generated by the Company's Shoppers and Farm Fresh retail chains. Sales for the Company's Metro retail chain during the third quarter of fiscal 1999 increased $4.6 million over the third quarter of fiscal 1998, due primarily to the opening of two new stores. Metro's same store sales for the twelve week period ended January 9, 1999, were substantially unchanged from the comparable period in fiscal 1998.

      Sales of $2,757.1 million for the thirty-six week period ended January 9, 1999, consisted of $2,236.7 million of wholesale grocery sales and $1,214.8 million of retail grocery sales. Wholesale grocery sales included $694.3 million of sales to the Company's retail grocery division. Wholesale grocery sales to external customers of $1,542.3 million for the thirty-six weeks ended January 9, 1999, decreased $437.0 million from the comparable period in fiscal 1998, due primarily to the exclusion, from grocery sales to external customers in the current period, of sales to the Company's Farm Fresh and Shoppers stores since their March 4, 1998, and May 18, 1998, acquisition dates, respectively. Total wholesale grocery sales for the first thirty-six weeks of fiscal 1999 increased $126.0 million, or 6.0%, over sales of $2,110.7 million in the first thirty-six weeks of fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Company's Shoppers and Farm Fresh retail chains following their acquisition by the Company and new stores opened by the Company's large regional chain customer base. These increases were offset in part by the expiration of the Acme Markets, Inc. supply agreement in June 1997 and the effect of competitive openings on the Company's independent retail grocery customers.

      Retail grocery sales increased to $1,214.8 million for the thirty-six week period ended January 9, 1999, compared to sales of $223.2 million for the first thirty-six weeks of fiscal 1998, primarily due to sales generated by the Shoppers and Farm Fresh retail chains following their acquisition by the Company. Metro sales for the thirty-six weeks ended January 9, 1999, increased $11.3 million over sales of $214.3 million in the first thirty-six weeks of fiscal 1998, primarily due to the opening of two new stores and a 1.0% increase in comparable store sales.

      Gross margin was 18.17% and 17.92% of sales, respectively, for the twelve and thirty-six week periods ended January 9, 1999, compared to 11.04% and 10.90% of sales, respectively, for the same periods last fiscal year. The increase in gross margin was primarily attributable to the inclusion of higher retail gross margins as a result of the Shoppers and Farm Fresh acquisitions.

      Operating and administrative expenses for the twelve-week period ended January 9, 1999, were $129.5 million, or 13.68% of sales, compared to $53.8 million, or 7.23% of sales, for the third quarter of fiscal 1998. Operating and administrative expenses for the thirty-six week period ended January 9, 1999, were $385.1 million, or 13.97% of sales, compared to $163.5 million, or 7.42% of sales, for the comparable period last fiscal year. The increase in operating and administrative expenses as a percent of sales for both the twelve and thirty-six week periods ended January 9, 1999 was primarily attributable to the inclusion of Shoppers' and Farm Fresh's higher retail operating and administrative expense ratios.

      Interest expense for the twelve and thirty-six week periods ended January 9, 1999, was $11.5 million and $33.0 million, respectively, compared to $0.8 million and $2.6 million, respectively, for the same periods last fiscal year. This increase was primarily due to incremental interest expense related to increased indebtedness incurred to finance the Company's Farm Fresh and Dart acquisitions. The Farm Fresh acquisition was financed with proceeds from a $250 million, five-year, senior unsecured revolving credit facility (the "$250 million facility"). On May 12, 1998, the Company entered into an agreement with a syndicate of commercial banks that provided $450 million of senior unsecured credit facilities (the "Facilities"), consisting of a $250 million, five-year revolving credit facility (the "Revolver") and a $200 million, 18-month term loan (the "Term Loan"). Proceeds from the Facilities were used to finance the Dart Acquisition and to repay the outstanding balance of $192 million under the $250 million facility. At the time of the Dart Acquisition, Shoppers had outstanding $200 million in principal amount of 9 3/4% Senior Notes due 2004.

      The Company's effective income tax rate was 38.75% and 39.03% for the twelve and thirty-six week periods ended January 9, 1999, respectively, compared to 38.15% and 38.59% for the same periods last fiscal year.

      Net earnings for the twelve week period ended January 9, 1999, of $19.4 million, or $0.41 per share, assuming dilution, increased from net earnings of $17.6 million, or $0.37 per share, assuming dilution, for the third quarter of fiscal 1998. Net earnings for the thirty-six week period ended January 9, 1999, were $47.8 million, or $1.00 per share, assuming dilution, a 1.5% increase from net earnings of $47.1 million, or $0.99 per share, assuming dilution, for the same period last fiscal year.

Liquidity and Capital Resources
-------------------------------

      Net cash used for operating activities for the thirty-six week period ended January 9, 1999, was $17.0 million. This amount included net earnings of $47.8 million and depreciation and amortization of $38.6 million, offset by changes in working capital accounts primarily attributable to inventory buying opportunities in the wholesale business.

       Net cash used for investing activities of $208.0 million for the thirty-six week period ended January 9, 1999, primarily consisted of approximately $182.7 million, net of cash acquired, used for the Dart
Acquisition. Capital expenditures were $45.9 million for the thirty-six week period ended January 9, 1999, and included $36.1 million and $9.8 million for the retail and wholesale grocery divisions, respectively. Capital expenditures for the retail grocery division primarily consisted of approximately $20.9 million for the conversion of Farm Fresh warehouse format stores to its conventional store format and other Farm Fresh store remodels. In addition, retail capital expenditures included capital employed for two new Metro stores (which both opened in November 1998) and one new Shoppers store (which opened in July 1998). Capital expenditures for the wholesale grocery division primarily consisted of two projects that are currently in progress: the installation of ultra-high temperature manufacturing technologies at the Company's fluid dairy plant and the 97,000 square foot expansion of freezer facilities at the Company's Harrisburg, Pennsylvania distribution center. Proceeds from the sale of property and equipment of $28.2 million consisted primarily of the proceeds from a sale-leaseback transaction involving seven Farm Fresh store locations. Customer notes issued were $12.3 million for the period, offset in part by collections on customer notes of $2.8 million. Proceeds from the sale of assets held for sale consisted of $8.2 million from the sale of Total Beverage on May 22, 1998.

      Net cash provided by financing activities of $197.7 million for the thirty-six week period ended January 9, 1999, consisted primarily of proceeds from the issuance of long term debt of $200.0 million under the Term Loan and net proceeds from borrowings under revolving credit facilities of $35.0 million, which were offset in part by principal payments on long term debt and capital lease obligations of $30.9 million. The $30.9 million of principal payments on long term debt and capital lease obligations consisted primarily of a $9.0 million principal payment on the Company's 6.15% Senior Notes, a $7.2 million partial redemption of Shoppers' 9 3/4% Senior Notes and a $7.0 million principal repayment on the Term Loan. The $193.0 million outstanding under the Term Loan is due in November 1999 and is reflected as a component of Current installments of long term debt and capital lease obligations as of January 9, 1999 in the accompanying Consolidated Balance Sheets. Management expects to refinance the Term Loan during the fourth quarter of fiscal 1999 or the first quarter of fiscal 2000. The Company is currently in the process of evaluating refinancing alternatives, which may include new bank credit facilities and one, or more, offerings under the Company's shelf registration.

      The Company's total debt was $719.4 million at January 9, 1999, compared to $269.8 million at May 2, 1998. The increase in total debt was primarily attributable to indebtedness incurred to finance the Dart Acquisition. Shareholders' equity increased to $367.4 million at January 9, 1999, from $324.2 million at May 2, 1998. The ratio of total debt to total capitalization (defined as total debt plus shareholders' equity) was 0.66 to 1 at January 9, 1999, and
0.45 to 1 at May 2, 1998.

      The Company believes that it has the ability to continue to generate adequate funds from its operations and through borrowings under available debt facilities to maintain its competitive position and expand its business.

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

      During 1997, the Company developed, and began implementing, a strategic long-term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, it has developed and is implementing, a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

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

      With respect to IT systems, the Wholesale Grocery Division Plan utilizes both internal and external resources to remediate, test and implement the modification and/or replacement of its software and hardware. The remediation phase is approximately 80% complete and is expected to be completed by mid 1999. The testing and implementation phases are approximately 40% complete and are expected to be completed by mid 1999.

      With respect to Non-IT systems, the remediation phase of the Wholesale Grocery Division Plan is approximately 65% complete. Once testing is complete, compliant equipment will be ready for immediate use. Remediation, testing and implementation is expected to be completed by mid 1999.

      Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. As part of the wholesale grocery division's evaluation of the Year 2000 readiness of its suppliers, customers and other third parties, the division expects to query its significant service vendors and subcontractors in order to validate Year 2000 compliance by mid 1999. Product vendors are being asked to answer a standard questionnaire regarding their Year 2000 Plan and status. Supply alternatives are being reviewed for critical vendors. In addition, the Company's wholesale grocery division has been working with significant third parties that interface directly with the division to validate Year 2000 compliance. The remediation, testing and implementation phases of this portion of the project are now complete. Although management has not yet determined the risk associated with the failure of any such part to become Year 2000 compliant, such failure could have a material adverse effect on the Company's results of operations or financial position.

      Total costs associated with the Wholesale Grocery Division Plan are expected to be approximately $6.6 million. Pursuant to the existing Strategic Plan, approximately $3.1 million has, or is expected to be, capitalized in accordance with GAAP, with approximately $1.2 million capitalized during the thirty-six weeks ended January 9, 1999. This includes the acceleration of approximately $3.0 million of planned capital expenditures relating to computer systems and software, primarily procurement, warehousing management and distribution systems, human resources, and payroll software. To date, the division has spent approximately $3.9 million of the total cost and expects to spend the majority of the remaining costs over the next 9 months. All expenditures related to the Wholesale Grocery Division Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the wholesale grocery division's material information technology projects have been deferred due to the Y2K Plan.


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

      With respect to IT systems, the remediation/testing phase is approximately 65% complete, with an expected completion date of mid 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

      The majority of the retail grocery division's Non-IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non-IT systems remediation/testing phase is approximately 50% complete and full implementation is expected by mid 1999.

      As part of the retail grocery division's evaluation of the Year 2000 readiness of its material suppliers, customers and other third parties, the division has not identified any class of third party providers that could materially impact the division's results of operations in the event of their failure to become Year 2000 compliant other than the Company's wholesale grocery division which is discussed above. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial position.

      Total costs associated with the Retail Grocery Division Plan are expected to be approximately $5.8 million. Pursuant to the existing Strategic Plan, approximately $3.9 million has, or is expected to be, capitalized in accordance with GAAP, with approximately $1.0 million capitalized during the thirty-six weeks ended January 9, 1999. This includes the acceleration of approximately $2.5 million of planned capital expenditures relating to computer systems, primarily point of sale equipment. To date, the division has spent approximately $1.9 million of the total cost and expects to spend the majority of the remaining costs over the next 9 months. All expenditures related to the Retail Grocery Division Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the Retail Grocery Division's material information technology projects have been deferred due to the Y2K Plan.

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

      The Company's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom the Company relies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions to normal operations should be reduced.

                         PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.
      Exhibit 27.1 - Financial Data Schedule

(b)   Reports on Form 8-K.
      None.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RICHFOOD HOLDINGS, INC.


    Date:   February 23, 1999                 By  /s/  John C. Belknap
                                                 ---------------------
                                                  John C. Belknap
                                                  Executive Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit 27.1     Financial Data Schedule