Form 10-K
period 1999-05-01
RICHFOOD HOLDINGS INC
filed 1999-07-16
CIK 819632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 1, 1999
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934
         For the transition period __________ to __________

                         Commission file number 0-16900

                             RICHFOOD HOLDINGS, INC.

Incorporated under the laws of                I.R.S. Employer Identification No.
          Virginia                                        54-1438602

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock Purchase Warrants

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.

At June 30, 1999, the aggregate market value of all shares of voting stock held by non-affiliates was $815 million (based upon the last reported sale price of the Common Stock on that date on the New York Stock Exchange composite tape). In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 1999, was as follows: Common Stock, without par value, 47,727,490 shares.

                                     PART I

ITEM 1.  BUSINESS

General

         Richfood Holdings, Inc. ("Richfood" or the "Company") is a major food wholesaler and retailer operating primarily in the Mid-Atlantic region of the United States. Richfood's Wholesale Division is the leading wholesale food distributor in the Mid-Atlantic region and the fourth largest publicly owned food wholesaler in the United States. Richfood's Retail Division is one of the largest food retailers in its Mid-Atlantic operating region.

         Richfood's Wholesale Division supplies a comprehensive selection of national brand and private label grocery products, dairy products, frozen foods, fresh produce items, meats, delicatessen and bakery products and non-food items from its two principal distribution centers. Richfood's distribution centers are strategically located within its operating region and have capacity to accommodate additional growth. The Company's Wholesale Division serves approximately 1,400 retail grocery stores, including leading regional chains and smaller independent retailers throughout the Mid-Atlantic region, offering its customers a dependable supply and prompt delivery of over 37,000 grocery and non-grocery items at competitive prices. Richfood's Retail Division operates the 39 store Farm Fresh chain located primarily in the Hampton Roads region of Virginia, 37 Shoppers Food Warehouse stores in the greater Washington, D.C., metropolitan area and the Metro chain of 16 retail grocery stores in the metropolitan Baltimore, Maryland, area.

         Richfood was organized in July 1987 as the successor to a wholesale grocery company established in 1935. Richfood's principal executive offices are located at 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060.

Recent Developments

         On June 9, 1999, Richfood entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. The following summary of the transaction is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 11, 1999, and is incorporated by reference herein. Under the terms of the Merger Agreement, Richfood will be merged with and into Acquisition (the "Merger") with Acquisition being the surviving corporation in the Merger. Pursuant to the Merger, each share of Richfood Common Stock will be converted into, and become exchangeable for, at the election of the holder, either (i) $18.50 in cash (the "Cash Consideration") or (ii) the number of shares of common stock, par value $1.00 per share, of SUPERVALU ("SUPERVALU Common Stock") equal to the ratio determined by dividing $18.50 by the average of the per share last sales price (the "Average SUPERVALU Price") of SUPERVALU Common Stock as reported on the New York Stock Exchange composite transactions reporting system for the twenty (20) consecutive trading days ending on (and including) the seventh trading day prior to the closing date for the Merger (the "Stock Consideration," and together with the Cash Consideration, the "Merger Consideration"); provided, however, that shareholder elections shall be subject to allocation and proration such that the number of shares of Richfood Common Stock to be converted into the right to receive Cash Consideration in the Merger and the number of shares of Richfood Common Stock to be converted into the right to receive Stock Consideration in the Merger shall in each case be equal to fifty percent (50%) of the number of shares of Richfood Common Stock issued and outstanding immediately prior to the closing of the Merger.

         The transaction has been approved by the Boards of Directors of Richfood and SUPERVALU, but remains subject to regulatory approvals (including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), approval by Richfood's shareholders and other customary closing conditions. In addition, the Merger Agreement provides that if the Average SUPERVALU Price is less than $18.50, each of SUPERVALU and Richfood will have the right to terminate the Agreement; provided, however, that if the Average SUPERVALU Price is between $15.00 and $18.50, Richfood will not have such termination right if SUPERVALU increases the portion of the Merger Consideration payable in cash (to the fullest extent consistent with treating the Merger as a reorganization under Section 368(a) of the Internal Revenue Code of 1986), and thereafter with additional SUPERVALU Common Stock. The transaction is expected to be completed before the end of calendar 1999.

          Either party may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated on or before January 15, 2000. In addition, Richfood may terminate the Merger Agreement if
(i) it receives a bona fide, written, unsolicited offer with respect to any merger, consolidation or business combination involving Richfood or any of its subsidiaries, or the acquisition of all or any significant part of the assets of Richfood or any of its subsidiaries, that the Board of Directors of Richfood determines is more favorable, from a financial point of view, to Richfood's shareholders than the Merger (a "Superior Proposal"), (ii) SUPERVALU does not match that Superior Proposal and (iii) Richfood is prepared to enter into a binding written agreement concerning the transaction that constitutes the Superior Proposal. In the event that Richfood terminates the Merger Agreement to enter into an agreement with respect to a Superior Proposal, or if Richfood or SUPERVALU terminate the Merger Agreement in certain other limited circumstances, Richfood would be required to pay SUPERVALU a termination fee of $27.0 million, plus SUPERVALU's reasonable out-of-pocket expenses (not to exceed $3.0 million in the aggregate).

          Richfood has postponed indefinitely its 1999 annual meeting of shareholders, which previously had been scheduled for August 26, 1999, and instead will hold a special meeting of shareholders to consider the Merger. The date of the special meeting, which is expected to be held in August 1999, will be announced as soon as practicable.

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

         Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution

         Management believes that, as a result of its strategic focus on cost control, logistics and distribution, the Company is now one of the most efficient wholesale food distributors in the United States. The Company has reduced and controlled costs by (i) capitalizing on its size to improve its purchasing capabilities, (ii) rationalizing product purchasing and pricing systems, (iii) implementing a pricing system that encourages efficient use of the Company's services and (iv) instituting productivity-based incentives for distribution center associates. Over the same period, the Company has significantly improved the efficiency of its logistics and distribution functions by, among other things, implementing state-of-the-art computer systems related to purchasing, inventory management and fleet loading and routing. These improvements have permitted the Company to drive substantially increased volume through its distribution system and to increase capacity utilization significantly, thereby benefiting from its operating leverage. In addition, the Company's retail acquisitions have added significant incremental wholesale volume, permitting the Company to better utilize its existing warehouse capacity.

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

         Pursuing Strategic Acquisitions

         Consolidation trends in the food distribution industry have in the past presented opportunities for strategic acquisitions by the Company. The Company has historically pursued strategic targets that are well run, established wholesale and retail operations, with modern facilities and capacity to accommodate anticipated growth, and that complement the Company's existing operations and geographic service area. Since 1990, the Company has completed eight acquisitions, which have more than tripled its sales, improved its operating leverage, expanded its customer base, enhanced its presence in various regional markets and resulted in the creation of the Retail Division. The Company's more recent acquisitions include:

o Super Rite. Effective October 15, 1995, the Company completed the acquisition of Super Rite Foods, Inc. ("Super Rite"), a full service wholesale food distributor supplying more than 240 retail supermarkets in Pennsylvania, New Jersey, Maryland, Delaware, Virginia and West Virginia (the "Super Rite Acquisition"). The Super Rite Acquisition approximately doubled the Company's sales and, with the acquisition of Super Rite's Metro retail grocery chain in the Baltimore, Maryland, marketplace,marked the creation of Richfood's Retail Division.

          As part of the Richfood/Pennsylvania unit of the Company's Wholesale Division, Super Rite operates approximately 1.0 million square feet of warehouse space, including a 731,000 square foot highly efficient, automated distribution center in Harrisburg, Pennsylvania. Super Rite's distribution system complements the existing operations of the Richfood/Virginia unit of the Company's Wholesale Division, and its service area is geographically contiguous with the northern portion of the area served by Richfood/Virginia's Mechanicsville, Virginia, distribution center. As a result of the Super Rite Acquisition, the Company has achieved significant cost savings, operating efficiencies and growth opportunities resulting from: (i) combining the purchasing volume of both companies, thereby increasing purchasing power; (ii) centralizing and eliminating certain duplicative corporate and administrative functions; (iii) selling private label goods and certain higher-margin product lines to Super Rite customers that are offered by Richfood/Virginia and the Company's Norristown, Pennsylvania, fresh produce business but that were previously offered on a limited basis by Super Rite, such as frozen foods, fresh produce, meats and delicatessen and dairy products; (iv) consolidating distribution networks to achieve logistical efficiencies and higher capacity utilization; and (v) realizing interest expense savings by refinancing certain Super Rite indebtedness at the lower rates available to the combined Company.

o Norristown. On September 30, 1996, a subsidiary of the Company ("Norristown") acquired substantially all of the assets and certain liabilities of Norristown Wholesale, Inc. Norristown, headquartered near Philadelphia, Pennsylvania, supplies a full line of fresh produce, fruits, vegetables and other perishable food items to approximately 400 retail supermarkets in Pennsylvania, Delaware, Maryland, New Jersey and Virginia, most of which represented new accounts for the Company. The Norristown acquisition permitted Richfood/Pennsylvania to add a complete range of fresh produce and perishable items, not previously offered by the division, to its previous assortment of dry grocery, frozen food, cheese and dairy products. With the acquisition of Norristown, Richfood became one of the largest procurers of fresh produce on the East Coast.

          o Farm Fresh. On March 4, 1998, a subsidiary of the Company ("Farm Fresh") completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Farm Fresh, Inc. ("Old Farm Fresh"), a privately held supermarket chain headquartered in Norfolk, Virginia (the "Farm Fresh Acquisition"). The transaction was effected through a "prepackaged" Chapter 11 bankruptcy proceeding, which was commenced by Old Farm Fresh in the United States Bankruptcy Court for the District of Delaware on January 7, 1998. Farm Fresh operates 39 supermarkets in the Hampton Roads and Shenandoah Valley areas of Virginia, primarily under two distinct tradenames and formats: (i) Farm Fresh, 34 traditional supermarkets averaging approximately 47,000 square feet, offering a full line of grocery items and selected specialty departments; and (ii) Rack &

          Sack, 5 super warehouse stores averaging approximately 71,000 square feet, featuring price sensitive grocery items at discounted prices. Farm Fresh is the second largest supermarket chain in the Hampton Roads region of Virginia (consisting of the cities of Norfolk, Hampton, Chesapeake and Virginia Beach), its principal operating area, commanding an approximately 32% market share. Management believes that Farm Fresh enjoys excellent locations, strong name recognition and a loyal customer base in the Hampton Roads region, one of the top twenty U.S. grocery markets.

o Shoppers Food Warehouse. Effective May 18, 1998, a subsidiary of the Company acquired all of the outstanding capital stock of Dart Group Corporation ("Dart"), parent company of Shoppers Food Warehouse Corporation ("Shoppers"), for a purchase price of approximately $201 million (the "Shoppers Acquisition"). Shoppers operates 37 price impact warehouse-style supermarkets in the metropolitan Washington, D.C. market area and, with a 13% market share, is the third largest supermarket chain in that marketplace. Management believes that the Company can increase Shoppers' market share in the $6 billion Washington, D.C. retail grocery market through, among other things, providing additional customer services not generally offered in a warehouse-style format, as well as by aggressively seeking to increase the number of Shoppers Food Warehouse locations.

          As of the effective date of the Shoppers Acquisition, Dart, headquartered in Landover, Maryland, was comprised of (i) Shoppers, 100% owned by Dart; (ii) Trak Auto Corporation ("Trak"), a publicly owned retailer of auto parts, 67.1% owned by Dart; (iii) Crown Books Corporation ("Crown"), a publicly owned retailer of popular books, 52.3% owned by Dart; and (iv) Total Beverage Corporation ("Total Beverage"), a discount beverage retailer, 100% owned by Dart. On May 22, 1998, Dart completed the sale of the common stock of Total Beverage to an unaffiliated third party for approximately $8.2 million. On July 14, 1998, Crown filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company had not assigned any value to Dart's ownership interest in Crown at the time of the Shoppers Acquisition. On May 27, 1999, subsequent to fiscal 1999, Dart sold its interest in Trak to an unaffiliated third party for approximately $35.4 million.

          Recent trends affecting the Company and its industry had an impact on Richfood's ability to implement its business strategy in fiscal 1999, and were among the reasons considered by Richfood's board of directors in determining to approve the Merger. These trends include (i) continued rapid industry consolidation and the effects of such consolidation on the Company's wholesale and retail operations, including increased relative size required to maximize purchasing power, increased competition affecting the Company's wholesale customers and the potential acquisition of those customers by third parties,
(ii) the escalating cost of technology necessary to compete effectively, (iii) increased retail competition from self-distributing national chains, supercenters and alternative channels of distribution and (iv) low national population growth, low inflation, higher interest costs and a tightening labor market. Public market valuations of food wholesalers compared to relatively higher public market valuations of food retailers have also reduced the attractiveness of the Company's Common Stock as a currency for potential retail acquisitions. In addition, the Company's relative debt level following recent acquisitions has made it more difficult for the Company to finance additional wholesale or retail acquisitions on favorable financing terms. As a result, in the event that the Merger is not consummated, there can be no assurance that the Company would be able to continue to implement its existing business strategy with the same success it has experienced in the past.

Wholesale Operations

The Company's Wholesale Division consists of the following operating divisions:

o             Richfood/Virginia,   based  in  Mechanicsville,   Virginia,  which
              operates a 1.3 million square foot distribution center that is one of the largest and most efficient in the industry;

o Richfood/Pennsylvania, which operates two primary distribution facilities totaling approximately 1.0 million square feet in Harrisburg, Pennsylvania, including a 731,000 square foot highly efficient, automated distribution center, and a 150,000 square foot produce distribution center in Norristown, Pennsylvania; and

o the Richfood Dairy, located in Richmond, Virginia, which is the largest fluid dairy in Virginia and consists of a 65,000 square foot facility capable of processing and packaging over 800,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items.

         Management has implemented the regional division structure for the Company's Wholesale Division to serve properly the unique needs of Richfood's customers in each of its geographic markets. The Wholesale Division is headed by a division president, with each operating division employing a procurement officer and a distribution and logistics officer, to oversee regional sales, marketing, procurement, advertising, and distribution and logistics initiatives. Through its corporate headquarters, the Company provides technology and support to the divisions on an efficient, centralized basis, to avoid duplication of functions. Centralized functions include corporate finance, accounting, legal, risk management, certain distribution/logistics and procurement activities, management information systems, human resources planning, development of safety and sanitation programs and support of the Company's retail customers through store planning and development.

          Richfood/Virginia includes the operations of Richfood, Inc., which was formed in 1935 and historically was the Company's principal operating subsidiary. Richfood/Pennsylvania encompasses the operations of three of the Company's acquired subsidiaries - Super Rite, Norristown and Rotelle, Inc. ("Rotelle"), a frozen food distribution business acquired by the Company in 1994. The Company has combined the administrative functions of Richfood/Virginia and Richfood/Pennsylvania creating opportunities for cost savings through centralizing and eliminating certain duplicative corporate and administrative functions as well as enhancing opportunities to sell products of each business to customers of the other. In addition, following the loss of a frozen food customer in fiscal 1997, the Company decided in fiscal 1998 to close and market for sale Rotelle's distribution center located in West Point, Pennsylvania. The Company moved Richfood/Pennsylvania's remaining frozen food business to its Harrisburg distribution center, allowing the Company to recognize substantial cost savings through better utilization of physical facilities and better operating leverage throughout fiscal 1999. The Company is currently marketing for sale the Rotelle distribution center.

Customer Base; Principal Markets

         The Wholesale Division serves approximately 1,400 retail grocery stores, including leading regional chains and smaller independent retailers, in Virginia, Maryland, Pennsylvania, New Jersey, Delaware, North Carolina, West Virginia, Washington, D.C. and New York. The Company's regional chain customers are high quality, growth-oriented operations, and include: Giant Food Stores, Inc. based in Carlisle, Pennsylvania ("Giant of Carlisle"); Genuardi's Super Markets, Inc.("Genuardi's"); Ukrop's Super Markets, Inc.("Ukrop's"); Redner's Markets, Inc.; Camellia Food Stores, Inc.; and the Company's own Metro, Farm Fresh and Shoppers Food Warehouse stores. Customer store sizes generally range from 4,500 square feet to 60,000 square feet. The Company believes that it is the primary source of supply for most of its wholesale customers.

         The Company's five largest wholesale customers in fiscal 1999 were Giant of Carlisle, Shoppers, Genuardi's, Farm Fresh and Ukrop's, with Giant of Carlisle, Shoppers and Genuardi's (including the period of time prior to the Shoppers Acquisition) accounting for approximately 19%, 16% and 9%, respectively, of fiscal 1999 Wholesale Division sales. The Company has enjoyed long-term supply relationships with most of its principal customers: Ukrop's, Genuardi's, Farm Fresh, Giant of Carlisle and Shoppers have been customers of the Wholesale Division for 51, 32, 27, 19 and eight years, respectively. On April 22, 1999, Giant of Carlisle, the Company's largest wholesale customer, informed the Company that it would not renew its existing supply agreement, which will expire in December 1999. Giant of Carlisle accounted for 15%, 19% and 17% of the Company's consolidated sales in fiscal 1999, 1998 and 1997, respectively.

         Richfood is a party to multi-year supply agreements with most of its larger wholesale customers that secure the Company's position as principal supplier to all stores owned by such customers. Such supply agreements generally include minimum purchase requirements by dollar amount and category of goods and may be subject to adjustment as the customer acquires or disposes of stores. Overall, sales to customers covered by supply agreements and to the Company's Retail Division accounted for approximately 87% of fiscal 1999 Wholesale Division sales.

          Management believes that the loss of one of the Company's larger customers could have a significant effect on its business. See Note 8 to the Consolidated Financial Statements for a discussion of the Company's loss of a significant customer. However, management believes that the Company's purchasing power, low cost structure and efficient service levels, coupled with its commitment to the success of its retail customers, should enable the Company to operate profitably in the event of the loss of a larger customer and to attract new customers.

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

         The Company supplies more than 35,000 national brand products, which accounted for approximately 90% of the Company's total wholesale grocery sales in fiscal 1999. The Company also offers private label products to its customers. Private label products allow retail customers to carry single labels on a store-wide basis similar to chain stores, while providing consumers a lower-priced alternative to national brands. The Company currently offers approximately 2,000 private label products to its customers, including approximately 1,600 products under the "RICHFOOD" label and approximately 100 products under the budget-priced "VALU CHOICE" label. The Company also coordinates private labels for certain regional supermarket chains in the Mid-Atlantic region. In fiscal 1999, private label products, including private label products packaged for certain customers, accounted for approximately 10% of the Company's total wholesale grocery sales.

         The Company purchases products for resale from over 2,000 vendors in the United States and overseas, and is not substantially dependent on any single source of supply. The Company believes that it purchases products at the lowest available manufacturers' prices in its volume bracket. The Company monitors manufacturers' prices and uses its purchasing power to secure products at the best terms available. In addition, because the Company maintains purchasing departments associated with its Richfood/Virginia and Richfood/Pennsylvania operations, Richfood is able to take advantage of regional buying opportunities. The Company purchases long-term quantities of inventory items when manufacturers' prices are advantageous ("forward-buys"). In particular, the Company purchases sufficient quantities of certain staple items when offered at a discount and if justified after giving effect to carrying costs.

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

         The Company distributes its products out of its two principal distribution centers: Richfood/Virginia's 1.3 million square foot Mechanicsville, Virginia, distribution center and Richfood/Pennsylvania's 731,000 square foot automated distribution facility in Harrisburg, Pennsylvania. The Company's customers are generally located within 200 miles of one of the Company's distribution centers.

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

         Products are delivered from the Company's distribution centers to retail customers by the Company's drivers and contract carriers via trucks leased or owned by the Company. In dispatching trucks for both pick-ups and deliveries, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The Company currently leases 230 tractors, 325 refrigerated trailers and 391 dry trailers, and owns 35 tractors, 69 refrigerated trailers and 77 dry trailers. All of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other statistical information.

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

         The Company on occasion provides secured financing to retailers, primarily to finance store acquisitions, construction and remodeling, generally at a variable interest rate equal to the prime lending rate plus 1% to 2%. The Company has developed credit criteria intended to ensure that such loans are made only with appropriate collateral and in situations that are expected to contribute to the Company's growth. At May 1, 1999, the Company had an aggregate $47.8 million of secured loans outstanding to its retail customers.

Retail Operations

The Company's Retail Division consists of the following operating divisions:

o Metro, headquartered in the metropolitan Baltimore, Maryland area, operates sixteen 45,000 to 60,000 square foot "superstores" under the Metro tradename, and two smaller traditional supermarkets under the Basics tradename;

o Farm Fresh, headquartered in Norfolk, Virginia, operates 34 traditional supermarkets, averaging approximately 47,000 square feet, under the Farm Fresh tradename and 5 super warehouse stores, averaging approximately 71,000 square feet, under the Rack & Sack name. Farm Fresh's stores are located primarily in the Hampton Roads and Shenandoah Valley regions of Virginia; and

o Shoppers Food Warehouse, headquartered in the metropolitan Washington, D.C. area, operates 37 price impact warehouse-style supermarkets. The stores average over 50,000 square feet in size, with newer units in the 60,000 square foot range.

          Metro was acquired in 1995 in connection with the Super Rite Acquisition. Farm Fresh was acquired on March 4, 1998, and Shoppers was acquired on May 18, 1998. See "Business Strategy - Pursuing Strategic Acquisitions."

         The Company's three retail grocery chains operate distinct formats that are targeted to specific marketing niches in their respective marketplaces. While each chain retains its distinct format and marketing plan, management believes that the Retail Division's geographic concentration has permitted the Company to consolidate administrative functions and take advantage of economies of scale. Since completion of the Farm Fresh Acquisition and the Shoppers

Acquisition, the Company has consolidated certain administrative functions of its three retail grocery chains, which the Company believes affords opportunities for substantial cost savings through eliminating duplicative corporate and administrative functions. The Company's Wholesale Division has also benefited from increased incremental volume as a result of the Farm Fresh Acquisition and the Shoppers Acquisition.

Metro

         Metro stores feature an expanded selection of higher-margin perishables and prepared foods together with value-oriented dry groceries and in-store banking facilities. In 1998, Metro was the second largest grocery retailer in the Baltimore market. During fiscal 1999, the Retail Division improved and expanded the Metro chain by opening one new store and purchasing a second store, while continuing the expansion of its pharmacy business with the opening of seven "Metro Rx" in-store pharmacies.

Farm Fresh

          Farm Fresh stores offer a full line of traditional grocery items, carry selected higher margin non-food items and generally feature specialty departments such as salad bars, delicatessens, floral shops, hot food shops, catering services, bakeries, fresh seafood departments and, in most cases, pharmacies and full service branch banks. The stores' specialty departments are designed to provide a high level of personal service. Rack & Sack stores operate with higher volumes but with less customer service and lower margins compared to Farm Fresh stores. To offer the lowest prices to customers, Rack & Sack stores carry products purchased at large discounts, causing store offerings to vary depending on product availability. During fiscal 1999, Farm Fresh opened one new store and expanded and remodeled eleven stores. The Company intends to continue its remodeling program and evaluate potential new sites in fiscal 2000. In keeping with Farm Fresh's strategy of focusing on its conventional Farm Fresh store format, on May 25, 1999, subsequent to fiscal 1999, the Company sold three Rack & Sack stores to an unaffiliated third party.

         The Company believes that Farm Fresh has developed a loyal customer base in the Hampton Roads market over its 40 years of operation, with a reputation as a market-leader in product variety, fresh meat, fresh produce and poultry. Old Farm Fresh was subject to substantial capital constraints related to a leveraged buy-out and, as a result, was unable to capitalize on the chain's strengths or adequately maintain or expand its store base. Since the acquisition of Farm Fresh by the Company, management has increased customer services, enhanced advertising and promotion and implemented an aggressive store remodeling program in an effort to revitalize the chain's strengths. Management believes that customer reaction to these new programs has been positive.

Shoppers Food Warehouse

         Shoppers Food Warehouse stores are warehouse-style, price impact supermarkets that are positioned to offer the lowest overall prices in their respective market areas by passing on to the consumer the savings achieved through operating efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional format. By combining higher-end specialty departments with self-service and discount price features, Shoppers believes that it has established a unique niche among supermarket operators in the greater Washington, D.C. metropolitan area. The Company intends to pursue growth and enhanced profitability for Shoppers by providing additional customer services and aggressively pursuing additional store sites.

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

Employee Relations

         Management believes that relations with the Company's associates are excellent. At May 1, 1999, the Company employed approximately 993 salaried and 14,148 non-salaried associates, compared to 778 salaried and 8,701 non-salaried associates employed at May 2, 1998.

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

Trademarks and Licenses

          The Company owns or licenses various registered trademarks used in its wholesale and retail businesses. Federal registrations for the "RICHFOOD" and "VALU CHOICE" trademarks have been obtained and/or applied for by the Company for use on a variety of private label products distributed by the Company. In addition, the Company holds federal registrations for the "Metro," "Farm Fresh" and "Shoppers Food Warehouse" tradenames and trademarks used by its Retail Division.

Certain Financial Information

         Information with respect to the Company's sales, operating profit and financial condition for each of its past five fiscal years appears in Item 6 - Selected Consolidated Financial Data of this Annual Report on Form 10-K. Information with respect to the Company's industry segments is included in Note 14 of the Notes to Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Information with respect to the Company's working capital practices appears above under the captions "Business Strategy - Reducing and Controlling Costs; Increasing Efficiency in Logistics and Distribution" and "Wholesale Operations - Products and Purchasing," and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

         The Company's two principal operating facilities are Richfood/Virginia's 1.3 million square foot distribution center located in Mechanicsville, Virginia (the "Mechanicsville Facility"), and Richfood/Pennsylvania's leased 731,000 square foot automated distribution facility located in Harrisburg, Pennsylvania (the "Harrisburg Facility").

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

          The Harrisburg Facility is a 731,000 square foot state-of-the-art distribution center that utilizes fully automated inventory handling equipment. The Company recently completed a 96,000 square foot frozen food expansion to this facility. During fiscal 1998, the Company entered into a synthetic lease transaction with respect to the Harrisburg Facility. In that transaction, the Harrisburg Facility was sold by the Company's former landlord to an unaffiliated entity, and the Company's former lease (which expired in 2025) was terminated. The Company's lease for the Harrisburg Facility expires in 2003 and includes options to purchase the facility or to refinance and extend the lease at the end of the initial term. The Company also operates 160,000 square feet of refrigerated warehouse space in neighboring Shiremanstown, Pennsylvania, under a lease that expires in 2015, and 147,000 square feet of dry grocery warehouse space in Harrisburg, Pennsylvania, under a lease that expires in 2002.

         Norristown   operates  a  150,000  square  foot  refrigerated   produce
distribution center under a lease that expires in 2000. Such lease term may be extended for an additional five one-year option periods.

         The Richfood Dairy, located in Richmond, Virginia, is a 65,000 square foot facility capable of processing and packaging over 800,000 gallons per week of milk and other dairy products, fruit juices, bottled water and related items. This facility is owned by Richfood.

         The Company's Retail Division operates approximately 95 retail grocery store sites in its Mid-Atlantic operating region. The majority of the stores are leased on a long-term basis with lease terms, including options, typically averaging 10 to 30 years.

         Each of the foregoing facilities is well-maintained and in good operating condition. The Company believes that each of its facilities has adequate capacity to meet the demands of anticipated growth.

         During fiscal 1998, the Company decided to sell, and is currently marketing for sale, Rotelle's 6.3 million cubic foot automated frozen food distribution center located in West Point, Pennsylvania. See "Business - Wholesale Operations."

ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the New York Stock Exchange and trades under the symbol "RFH". As of June 30, 1999, there were 1,502 holders of record of the Company's Common Stock. Information with respect to the market price of and dividends on the Company's Common Stock is set forth under the headings "Market Price Range" and "Cash Dividends Declared Per Common Share" and in the final paragraph of Note 15 of the Notes to Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

         The Company has paid cash dividends on its Common Stock since September 1991. The Merger Agreement provides that, prior to its termination or the consummation of the Merger, Richfood may not set aside for payment or pay any dividend or other distribution in respect of the Common Stock, except for regular quarterly dividends not in excess of $0.05 per share. Subject to the restrictions set forth in the Merger Agreement, the Company expects to continue paying cash dividends on its Common Stock when justified by the Company's financial condition. The amount of future dividends, if any, will depend on general business conditions encountered by the Company, its earnings, financial condition and capital requirements and such other factors as the Board of Directors of the Company may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial information and other data of the Company. The selected consolidated financial information set forth below was selected or derived from the Consolidated Financial Statements and notes thereto of the Company. The information set forth below is qualified in its entirety by and should be read in conjunction with the detailed information and Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                                                                   Fiscal Year Ended
                                         ----------------------------------------------------------------------
                                         (52 Weeks)    (52 Weeks)     (53 Weeks)     (52 Weeks)    (52 Weeks)
                                         ------------ -------------- -------------- ------------- -------------
                                           May 1,        May 2,         May 3,       April 27,     April 29,
                                           1999(1)       1998(2)         1997           1996          1995
                                         ------------ -------------- -------------- ------------- -------------
                                                 (Dollar amounts in thousands, except per share data)
Statement of Earnings Data
Net sales...........................     $ 3,968,239   $  3,203,731   $  3,411,625  $  3,250,868  $  2,992,735
Costs and expenses:
   Cost of goods sold...............       3,247,017      2,832,505      3,053,299     2,924,561     2,695,020
   Operating and administrative
     expenses.......................         558,560        256,660        252,885       236,661       216,099
   Restructuring costs(3)...........              --         24,179             --            --            --
   Merger and integration costs(4)..              --             --             --        11,993            --
   Interest, net ...................          43,087          2,202          3,494         9,124        14,973
     Total costs and expenses.......       3,848,664      3,115,546      3,309,678     3,182,339     2,926,092
Earnings before income taxes and
   extraordinary loss...............         119,575         88,185        101,947        68,529        66,643
Income taxes........................          46,532         33,479         40,596        29,314        27,425
Earnings before extraordinary loss..          73,043         54,706         61,351        39,215        39,218
Extraordinary loss, net of tax(5)...              --             --         (1,882)       (2,164)           --
Net earnings........................     $    73,043   $     54,706   $     59,469  $     37,051  $     39,218
Balance Sheet Data
   Inventories......................         227,539        194,875        163,510       162,461       147,005
   Working capital (deficit)........        (138,911)        54,337         21,868        40,828        72,780
   Property, plant and equipment, net        248,716        187,288        121,594       122,659       130,261
   Total assets.....................       1,421,105        908,851        581,480       564,261       580,770
   Long-term debt and capital lease
     obligations excluding current
        portion.....................         455,981        253,087         32,069        87,031       166,913
   Total debt.......................         673,888        269,771         42,725        97,743       178,531
   Total shareholders' equity.......         388,676        324,214        258,650       199,562       160,330

Per Share Data
   Earnings before extraordinary loss          $1.53          $1.15          $1.30         $0.84         $0.84
   Net earnings.....................            1.53           1.15           1.26          0.79          0.84
   Earnings before extraordinary loss--
     assuming dilution..............            1.53           1.15           1.29          0.83          0.83
   Net earnings--assuming dilution..            1.53           1.15           1.25          0.78          0.83
   Cash dividends declared per common
     share..........................            0.20           0.16           0.12          0.08          0.07
   Book value (at period end).......            8.15           6.80           5.46          4.25          3.43
   Market price range--High.........             $27            $32        $28 1/8           $22       $13 1/3
                     --Low..........         $11 7/8        $19 7/8        $18 5/8           $13            $9
     Financial Ratios and Other Data
     Current ratio..................       0.75 to 1      1.18 to 1      1.08 to 1     1.16 to 1     1.31 to 1
     Inventory turnover.............           15.37          15.81          18.73         18.90         18.80
     Return on average assets.......             6.3%           7.3%          10.4%          6.5%          7.3%
     Debt to equity ratio...........       1.73 to 1      0.83 to 1      0.17 to 1     0.49 to 1     1.11 to 1

     Return on average shareholders'
        equity......................             20.5%          18.8%          26.0%         20.6%         27.8%
     Weighted average common shares
        outstanding.................       47,689,003     47,528,161     47,290,092    46,825,107    46,711,389
     Weighted average common shares
        outstanding--assuming dilution..   47,824,725     47,742,554     47,558,480    47,190,273    47,005,601
     Number of employees at fiscal year
        end.........................           15,141          9,479          5,151         4,925         4,600
     Ratio of earnings to fixed
        charges(6)..................             2.92           5.68           6.79          4.03          3.37

--------------
All historical financial data presented have been restated to reflect the Company's October 15, 1995, acquisition of Super Rite Corporation, which was accounted for as a pooling of interests. All references to common share data for previously reported periods have been adjusted to reflect the 3-for-2 common stock split in fiscal 1997.

(1) Results for fiscal 1999 reflect the acquisition of Dart Group Corporation on May 18, 1998 (See Note 2 to the Consolidated Financial Statements).

(2) Results for fiscal 1998 reflect the acquisition of certain assets and the assumption of certain liabilities of Farm Fresh, Inc. on March 4, 1998 (See Note 2 to the Consolidated Financial Statements).

(3)  See Note 7 to the Consolidated Financial Statements for further discussion.

(4) In the third quarter of fiscal 1996, the Company recorded a one-time charge for merger and integration costs of $11,993 in connection with the Super Rite Acquisition.

(5) During fiscal 1996, Richfood repurchased, at market prices above par, $27.475 million of 10 5/8% Senior Subordinated Notes. In April 1997, on the first permitted redemption date, Richfood redeemed the remaining $47.525 million of such notes at a redemption price above par. The fiscal 1997 redemption and the fiscal 1996 repurchase resulted in extraordinary losses, net of tax, of $1.882 million and $2.164 million, respectively.

(6) Earnings used to calculate the ratio of earnings to fixed charges consist of earnings from operations before income taxes, adjusted for the portion of fixed charges deducted from such earnings. Fixed charges consist of interest on all indebtedness (including capital lease obligations), amortization of debt expense and the portion of interest expense on operating leases deemed representative of the interest factor. Ratios are presented on a consolidated basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's consolidated results of operations and financial position should be read in conjunction with the Consolidated Financial Statements and notes thereto presented in Item 8 Financial Statements and Supplementary Data of this Form 10-K. References in the following discussion are to the fiscal years ended May 1, 1999 ("fiscal 1999"), May 2, 1998 ("fiscal 1998") and May 3, 1997 ("fiscal 1997").

         On June 9, 1999, the Company announced that it had entered into the Merger Agreement. See "Business Recent Developments" and Note 16 to the Consolidated Financial Statements for a further discussion of the Merger and the Merger Agreement.

         On May 18, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Dart for $160 per share, net to the seller in cash, or approximately $201.0 million. Dart, headquartered in Landover, Maryland, was comprised at the time of the acquisition of: Shoppers, a 100% owned chain of 37 price impact supermarkets operating in the greater Washington, D.C. metropolitan area; Trak, a publicly-owned retailer of auto parts (67.1% owned by Dart); Crown, a publicly-owned retailer of popular books (52.3% owned by Dart); and Total Beverage, a discount beverage retailer (100% owned by Dart). The acquisition was effected for the purpose of acquiring Shoppers. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statement of Earnings from the date of acquisition. On May 22, 1998, the stock of Total Beverage was sold by Dart to a third party for approximately $8.2 million. Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on July 14,

1998. The Company had not assigned any value to Dart's ownership interest in Crown at the time of the Shoppers Acquisition. Subsequent to fiscal 1999, on May 27, 1999, Dart sold its interest in Trak to an unaffiliated third party for approximately $35.4 million, which approximates its carrying value at May 1, 1999. See Note 2 to the Consolidated Financial Statements for a further discussion of the Shoppers Acquisition.

Results of Operations

Comparison of Fiscal 1999 with Fiscal 1998

         Sales of $3,968.2 million for fiscal 1999 consisted of $3,229.4 million of wholesale grocery sales and $1,761.6 million of retail grocery sales. Wholesale grocery sales included $1,022.8 million of sales to the Company's Retail Grocery Division, which have been eliminated in accordance with the Company's consolidation policy. Wholesale grocery sales to external customers of $2,206.6 million for fiscal 1999 decreased $571.6 million from fiscal 1998, due primarily to the exclusion, in the current fiscal year, of sales to the Company's Farm Fresh and Shoppers stores since their March 4, 1998, and May 18, 1998, acquisition dates, respectively. Excluding sales to Farm Fresh and Shoppers in both fiscal 1999 and fiscal 1998, wholesale grocery sales to external customers in fiscal 1999 increased 0.2% over fiscal 1998. Total wholesale grocery sales for fiscal 1999 increased $208.3 million, or 6.9%, over sales of $3,021.1 million in fiscal 1998. This increase was primarily attributable to incremental wholesale sales to the Company's Shoppers and Farm Fresh retail chains following their acquisition by the Company.

         Retail grocery sales for fiscal 1999, which consisted of sales by the Company's Metro/Basics, Farm Fresh and Shoppers stores, of $1,761.6 million increased $1,336.1 million over sales of $425.5 million for fiscal 1998, primarily due to sales generated by the Shoppers and Farm Fresh retail chains following their acquisition by the Company. Metro/Basics sales for fiscal 1999 increased $17.1 million over sales of $312.6 million in fiscal 1998, primarily due to the opening of two new stores and a 1.8% increase in comparable store sales.

         Gross margin increased to 18.17% of sales for fiscal 1999, from 11.59% of sales for fiscal 1998. The increase in gross margin was primarily attributable to the inclusion of higher retail gross margins as a result of the Shoppers and Farm Fresh Acquisitions.

         Operating and administrative expenses were 14.07% of sales in fiscal 1999, compared to 8.01% of sales in fiscal 1998. The increase in operating and administrative expenses as a percent of sales for fiscal 1999 was primarily attributable to the inclusion of Shoppers' and Farm Fresh's higher retail operating and administrative expense ratios.

         Interest expense increased to $46.7 million in fiscal 1999, from $6.0 million in fiscal 1998. This increase was primarily due to incremental interest expense related to increased indebtedness incurred to finance the Farm Fresh and

Shoppers Acquisitions. The Farm Fresh Acquisition was financed with proceeds from a $250 million, five-year, senior unsecured revolving credit facility (the "$250 million facility"). On May 12, 1998, the Company entered into an agreement with a syndicate of commercial banks that provided $450 million of senior unsecured credit facilities (the "Facilities"), consisting of a $250 million, five-year revolving credit facility (the "Revolver") and a $200 million, 18-month term loan (the "Term Loan"). Proceeds from the Facilities were used to finance the Shoppers Acquisition and to repay the outstanding balance of $192 million under the $250 million facility. At the time of the Shoppers Acquisition, Shoppers had outstanding $200 million in principal amount of 9 3/4% Senior Notes due 2004.

         The Company's effective income tax rate was 38.9% in fiscal 1999, compared to 38.0% in fiscal 1998. The increase was primarily due to additional non-deductible, acquisition-related goodwill.

         Net earnings for fiscal 1999 of $73.0 million, or $1.53 per share, assuming dilution, increased 5.5% over net earnings of $69.2 million, or $1.45 per share, assuming dilution, in fiscal 1998 (excluding the effects of the one-time charge for restructuring costs related to the closure of the Company's West Point Facility in fiscal 1998). Net earnings, including the effects of the one-time charge for restructuring costs were, $54.7 million, or $1.15 per share, assuming dilution, in fiscal 1998.

          On April 22, 1999, Giant of Carlisle, the Company's largest wholesale customer, notified the Company that it would not renew its existing supply agreement, which will expire December 31, 1999. The Company estimates that the non-renewal of the supply agreement will negatively impact fiscal 2000 earnings per share by approximately $0.15 to $0.20 and will negatively impact earnings per share for future years by approximately $0.28 to $0.33.

Comparison of Fiscal 1998 with Fiscal 1997

         Sales of $3,203.7 million for fiscal 1998 consisted of $3,021.1 million of wholesale grocery sales and $425.5 million of retail grocery sales. Wholesale grocery sales included $242.9 million of sales to the Company's Retail Grocery Division, which have been eliminated in accordance with the Company's consolidation policy. Wholesale grocery sales decreased $259.1 million, or 7.9%, from sales of $3,280.2 million for fiscal 1997. The Company's results of operations for fiscal 1998 included fifty-two weeks of operations, compared to fifty-three weeks in fiscal 1997. Excluding the effect of the additional week in fiscal 1997, wholesale grocery sales would have decreased approximately $197.2 million, or 6.1%. This decrease was primarily attributable to the expiration in June 1997 of the Company's frozen food supply agreement with Acme Markets, Inc. ("Acme"). Acme represented approximately $182 million of sales in fiscal 1997, as compared to approximately $13 million in fiscal 1998.

         Retail grocery sales for fiscal 1998, which consisted of sales by the Company's Metro/Basics stores for the entire fiscal year and Farm Fresh stores for the nine-week period in fiscal 1998 following the date of the Farm Fresh Acquisition, of $425.5 million, increased $87 million, or 25.7%, over sales of $338.5 million for fiscal 1997. Excluding the effect of the additional week in fiscal 1997, retail grocery sales would have increased $92.8 million, or 27.9%. This increase was primarily attributable to sales generated by Farm Fresh, which was acquired on March 4, 1998, of $100.1 million. Sales for the METRO retail grocery stores increased 0.7% on a comparable store basis in fiscal 1998, compared to fiscal 1997. As a result of the Company's strategy of focusing on the METRO format in the Baltimore, Maryland, market, which resulted in the Company selling one BASICS store (August 1996), closing a second BASICS store (March 1997) and temporarily closing a third (July 1997 to November 1997) until its conversion to the METRO format was complete, METRO's total sales decreased 2.1% in fiscal 1998, compared to fiscal 1997 sales adjusted for the additional week in that fiscal year.

         Gross margin increased to 11.59% of sales for fiscal 1998 from 10.50% of sales for fiscal 1997. The increase in gross margin as a percent of sales was primarily attributable to the Company's Wholesale Division taking advantage of certain buying opportunities during fiscal 1998 and the inclusion of Farm
Fresh's higher retail gross margins following the March 4, 1998 acquisition date.

         Operating and administrative expenses were 8.01% of sales in fiscal 1998, compared to 7.41% of sales in fiscal 1997. The increase in operating and administrative expenses as a percent of sales was primarily attributable to the inclusion of Farm Fresh's higher retail operating and administrative expense ratio following the March 4, 1998 acquisition date.

         The Company's operating results for fiscal 1998 included a one-time charge of $24.2 million for restructuring costs associated with the Company's plan to restructure its Pennsylvania frozen food operations. The plan included closing the Company's West Point, Pennsylvania, frozen distribution facility and transferring the related operations to the Company's Harrisburg, Pennsylvania, distribution facility to eliminate excess capacity in its frozen food operations. The restructuring charge included $17.8 million related to the write-down of the West Point facility to its estimated fair value less selling costs and the write-off of related goodwill. The remainder of the charge primarily related to employee separation costs and certain non-cancelable leases. See Note 7 to the Consolidated Financial Statements for a further discussion of the restructuring charge.

         Interest expense decreased to $6.0 million in fiscal 1998, from $7.2 million in fiscal 1997. The decrease was primarily due to the Company's ability to generate strong cash flow from operations, which resulted in lower average debt levels during the first three quarters of fiscal 1998, compared to the same periods in fiscal 1997. Lower average debt levels during the first three quarters of fiscal 1998 primarily resulted from the early redemption of the remaining $47.5 million outstanding principal amount of its 10 5/8% Senior Subordinated Notes due April 2002 ("Senior Subordinated Notes"). The decrease in interest expense was offset in part by increased interest expense in the fourth quarter of fiscal 1998 compared to the same period in fiscal 1997. During the fourth quarter of fiscal 1998, the Company incurred incremental interest expense of approximately $1.8 million as a result of the Farm Fresh Acquisition.

         The Company's effective income tax rate was 38.0% in fiscal 1998, compared to 39.8% in fiscal 1997. Excluding the effect of the restructuring charge, the effective tax rate for fiscal 1998 would have been 38.4%.

         The fiscal 1997 extraordinary loss, net of tax, of $1.9 million related to the early redemption of the remaining $47.5 million outstanding principal amount of the Senior Subordinated Notes and was primarily comprised of the amount paid in excess of par value and the write-off of related deferred financing costs.

         Excluding the effects of the one-time charge for restructuring costs related to the closure of the Company's West Point facility in fiscal 1998 and the effect of the extraordinary loss related to early extinguishment of certain debt in fiscal 1997, net earnings for fiscal 1998 were $69.2 million, or $1.45 per share, assuming dilution, a 12.8% increase over net earnings of $61.4 million, or $1.29 per share, assuming dilution, for fiscal 1997. Net earnings, including the effects of the one-time charge for restructuring costs and the extraordinary loss, were $54.7 million, or $1.15 per share, assuming dilution, for fiscal 1998, compared to $59.5 million, or $1.25 per share, assuming dilution, for fiscal 1997.

Liquidity and Capital Resources

         Cash and cash equivalents were $4.9 million at May 1, 1999, compared to $40.0 million at May 2, 1998. Working capital was ($138.9) million at May 1, 1999, and $54.3 million at May 2, 1998. During fiscal 1999 and fiscal 1998, the Company's working capital needs were financed primarily through cash provided by operations.

          The decrease in working capital from fiscal 1998 to fiscal 1999 was primarily due to the classification of $193 million outstanding under the $200 million Term Loan, due November 1999, as a current liability at May 1, 1999. It is anticipated that, assuming the consummation of the Merger prior to November 1999, the Term Loan will be refinanced by SUPERVALU. In the event that the Merger is not consummated, management believes that the Company would be able to refinance all amounts outstanding under the Term Loan prior to its maturity. In addition, the Company has filed a Shelf Registration Statement, which became effective in October 1998, that would allow the Company to issue from time to time in one or more series, securities with offering prices of up to $500 million.

Operating Activities

         Net cash provided by operating activities for fiscal 1999 was $58.7 million. This amount primarily consisted of net earnings of $73.0 million and depreciation and amortization of $56.8 million, offset, in part, by uses of cash in providing for working capital needs.

         Net cash provided by operating activities was $112.4 million and $116.1 million for fiscal 1998 and 1997, respectively. These amounts primarily consisted of net earnings of $54.7 million in fiscal 1998 and $59.5 million in fiscal 1997, depreciation and amortization of $32.1 million in fiscal 1998 and $29.2 million in fiscal 1997, and the $23.3 million non-cash component of the Company's restructuring charge in fiscal 1998.

Investing Activities

         Net cash used for investing activities was $222.9 million for fiscal 1999, $258.0 million for fiscal 1998, and $61.4 million for fiscal 1997. Net cash used for investing activities included cash used for acquisitions made by the Company and consisted of $182.7 million primarily for the Shoppers Acquisition in fiscal 1999, $222.1 million for the Farm Fresh Acquisition in fiscal 1998 and $26.1 million for the Company's purchase of the Norristown produce business in fiscal 1997.

         Capital expenditures were $70.8 million for fiscal 1999, $22.2 million for fiscal 1998 and $15.4 million for fiscal 1997. Capital expenditures for the Wholesale Grocery Division were $20.6 million for fiscal 1999, $11.7 million for fiscal 1998 and $9.4 million for fiscal 1997. Fiscal 1999 wholesale expenditures included the installation of ultra-high temperature (UHT) processing equipment at the fluid dairy plant and the expansion of the freezer at the Harrisburg distribution center. Capital expenditures for the Retail Grocery Division were

$50.2 million for fiscal 1999, and included: (i) $31.7 million for Farm Fresh stores, consisting primarily of store remodels, (ii) $11.3 for METRO stores, consisting primarily of the addition of two new stores and, (iii) $3.9 million for Shoppers stores, consisting primarily of the addition of one new store. Capital expenditures for the Retail Grocery Division of $10.5 million for fiscal 1998 and $6.0 million for fiscal 1997 consisted primarily of capital employed for the conversion of existing BASICS stores to the METRO format and one new METRO store in both fiscal 1998 (opened April 1998) and fiscal 1997 (opened September 1996).

         In  the  event  that  the  Merger  is  not  consummated,   the  Company
anticipates that fiscal 2000 capital expenditures will be approximately $97 million and will include approximately $80 million and $17 million for the Company's Retail and Wholesale Divisions, respectively. The fiscal 2000 retail capital expenditures budget consists of eleven new stores and thirty-one remodeled or expansion stores across the Farm Fresh, METRO and Shoppers formats. The fiscal 2000 wholesale capital expenditures budget includes $4.8 million to expand the dairy plant facility. Budgeted capital expenditures for the Wholesale Grocery Division also include material handling equipment and additional investments in logistics and distribution technology.

         In December 1998, the Company sold certain of its Farm Fresh properties for $35 million and immediately leased back the properties from the purchaser for a term of 15 years.

Financing Activities

         Net cash provided by financing activities was $129.1 million for fiscal 1999, consisting primarily of $200 million in borrowings used to finance the Shoppers Acquisition in May 1998, offset, in part, by payments of $32.9 million made under other long-term debt and capital lease obligations, $11.5 million in net repayments on revolving credit facilities, $18.2 million in payments on a note payable to Trak and $9.0 million in dividends paid to shareholders. Net cash provided by financing activities was $175.2 million for fiscal 1998. During fiscal 1998, the Company financed the Farm Fresh Acquisition through borrowings under a revolving credit facility, of which $192.0 million of borrowings remained outstanding at May 2, 1998. Net cash used for financing activities was $61.7 million for fiscal 1997, and consisted primarily of $58.6 million of principal payments on long-term debt and capital lease obligations including the redemption of the remaining $47.5 million principal amount of Senior Subordinated Notes.

         The Company's total debt increased to $673.9 million at May 1, 1999, from $269.8 million at May 2, 1998. This increase was primarily attributable to $200 million in proceeds from the issuance of long-term debt and the assumption of $200 million in Shoppers' 9 3/4% Senior Notes due 2004 to finance the Shoppers Acquisition. Shareholders' equity increased to $388.7 million at May 1, 1999, from $324.2 million at May 2, 1998. The ratio of total debt to equity was
1.73 to 1 at May 1, 1999, and 0.83 to 1 at May 2, 1998. The ratio of total debt to total capitalization (defined as total debt plus shareholders' equity) increased to 0.63 to 1 at May 1, 1999, from 0.45 to 1 at May 2, 1998.

          The Company increased the annual cash dividend on its common stock to $0.20 per share in fiscal 1999, from $0.16 per share in fiscal 1998 and $0.12 per share in fiscal 1997.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement
of  Financial   Accounting   Standards  No.  133,   "Accounting  for  Derivative

Instruments and Hedging Activities," which sets standards for the recognition and measurement of derivatives and hedging activities. This Statement, as amended, is effective for the Company's fiscal year ending April 2002. Management has not completed its assessment of the impact of this Statement on earnings or financial position.

Year 2000 Compliance

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

          During 1997, the Company developed, and began implementing, a strategic long-term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, it has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

         Information technology systems ("IT");

         Embedded technology and other systems ("Non-IT"); and

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

The Wholesale Grocery Division Plan

         The Wholesale Grocery Division Plan consists of the following four phases:

         Assessment - locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort;

         Remediation of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment;

         Testing - testing the remediated or converted technology to determine the efficacy of the resolutions; and

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

         With respect to IT systems, the Wholesale Grocery Division Plan utilizes both internal and external resources to remediate, test and implement the modification and/or replacement of its software and hardware. The remediation phase is approximately 90% complete and is expected to be completed by September 1999. The testing and implementation phases are approximately 80% complete and are expected to be completed by September 1999.

         With respect to Non-IT systems, the remediation phase of the Wholesale Grocery Division Plan is approximately 90% complete. Once testing is complete, compliant equipment will be ready for immediate use. Remediation, testing and implementation is expected to be completed by September 1999.

         Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. As part of the Wholesale Grocery Division's evaluation of the Year 2000 readiness of its suppliers, customers and other third parties, the division expects to query its significant service vendors and subcontractors in order to validate Year 2000 compliance by September 1999. Product vendors are being asked to answer a standard questionnaire regarding their Year 2000 plan and status. Supply alternatives are being reviewed for critical vendors. In addition, the Company's Wholesale Grocery Division has been working with significant third parties that interface directly with the division to validate Year 2000 compliance. The remediation, testing and implementation phases of this portion of the project are now complete. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, such failure could have a material adverse effect on the Company's results of operations or financial position.

          Total costs associated with the Wholesale Grocery Division Plan are expected to be approximately $7.9 million. Pursuant to the existing Strategic Plan, approximately $4.3 million has, or is expected to be, capitalized in accordance with generally accepted accounting principles ("GAAP"), with approximately $3.2 million capitalized during fiscal 1999. This includes the acceleration of approximately $3.0 million of planned capital expenditures relating to computer systems and software, primarily procurement, warehousing management and distribution systems, human resources and payroll software. To date, the division has spent approximately $6.9 million of the total cost and expects to spend the majority of the remaining costs over the next 3 months. All expenditures related to the Wholesale Grocery Division Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the Wholesale Grocery Division's material information technology projects have been deferred due to the Y2K Plan.

The Retail Grocery Division Plan

         The Retail Grocery Division Plan involves the following three phases:

         Assessment - locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort;

         Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and testing the remediated or converted technology to determine the efficacy of the resolutions; and

         Implementation - placing remediated technology into operation.

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

         With respect to IT systems, the remediation/testing phase is approximately 90% complete, with an expected completion date of September 1999, and the implementation phase is expected to continue until October 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by September 1999.

         The majority of the retail grocery division's Non-IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non-IT systems remediation/testing phase is approximately 90% complete and full implementation is expected by September 1999.

         As part of the Retail Grocery Division's evaluation of the Year 2000 readiness of its material suppliers, customers and other third parties, the division has not identified any class of third party providers that could materially impact the division's results of operations in the event of their failure to become Year 2000 compliant, other than the Company's wholesale grocery division which is discussed above. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial position.

         Total costs associated with the Retail Grocery Division Plan are expected to be approximately $5.8 million. Pursuant to the existing Strategic Plan, approximately $3.9 million has, or is expected to be, capitalized in accordance with GAAP, with approximately $1.9 million capitalized during fiscal 1999. This includes the acceleration of approximately $2.5 million of planned capital expenditures relating to computer systems, primarily point of sale equipment. To date, the division has spent approximately $3.1 million of the total cost and expects to spend the majority of the remaining costs over the next 3 months. All expenditures related to the Retail Grocery Division Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. Management does not believe that any of the Retail Grocery Division's material information technology projects have been deferred due to the Y2K Plan.

         The aforementioned costs of the Y2K Plan and the completion dates for both the wholesale and retail grocery divisions are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could vary due to uncertainties.

         Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial position if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, the Company is in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company expects to complete its contingency plans in September 1999 and expects that such plans may include provisions relating to, among other things, manual workarounds, stockpiling inventories and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the Company's contingency plans must be executed.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not have any foreign currency contract exposure nor does it use financial instruments or derivatives for any trading or other speculative purposes. Richfood carries notes receivable because, in the normal course of business, the Company makes long-term loans to certain retail customers. The notes generally bear variable interest rates.

         The Company's interest expense is affected by changes in short-term interest rates on its variable rate debt. If short-term interest rates were to vary by 100 basis points from their current levels and the Company's debt levels were consistent with fiscal 1999, the Company's interest expense and income before taxes would change by approximately $3.735 million.

          The Company is party to an interest rate lock agreement, which expires August 17, 1999, whereby the Company hedged the interest rate on $150 million of ten year debt securities to be issued at a hedged base treasury yield of approximately 6.3%. As a result of the Merger Agreement, it is no longer probable that the debt securities will be issued. Accordingly, the Company expects to recognize a one-time charge associated with the settlement of the interest rate lock agreement. As of May 1, 1999, the settlement amount that the Company would have to pay approximated $11 million. As of July 12, 1999, the settlement amount that the Company would have to pay approximated $6.5 million. If the ten year treasury rate increased by 100 basis points from the ten year treasury rate at May 1, 1999, the Company would receive approximately $0.434 million. If the ten year treasury rate decreased by 100 basis points from the ten year treasury rate at May 1, 1999, the Company would be required to pay approximately $25 million.

         The Company's interest income from notes receivable is affected by changes in short term interest rates on its variable rate notes. If short-term interest rates were to vary by 100 basis points from their current levels and the Company's notes receivable balances were consistent with fiscal 1999, the Company's interest income and income before taxes would change by approximately $0.344 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Responsibility for Financial Reporting

         The integrity and objectivity of the consolidated financial statements and related financial information in this report are the responsibility of the management of the Company. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include, when necessary, the best estimates and judgments of management.

         Management is responsible for maintaining internal controls, at appropriate cost, designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records provide a reliable basis for the preparation of the consolidated financial statements. The Company's year-end consolidated financial statements are audited by our independent auditors. The annual audit includes consideration of the Company's internal controls to the extent required by generally accepted auditing standards to enable our independent auditors to determine the nature, timing and extent of their audit procedures. Management also maintains a staff of internal auditors who evaluate the adequacy of, and investigate the adherence to, internal controls and related policies and procedures.

         The Audit Committee of the Board of Directors, consisting of outside directors, meets periodically with the independent auditors, internal auditors and management to review matters relating to the Company's financial reporting, the adequacy of the internal controls and the scope and results of audit work. Our independent auditors and the internal auditors have unrestricted access to the Audit Committee.


/s/ John E. Stokely                         /s/ John C. Belknap
Chairman of the Board,                      Executive Vice President &
President & Chief Executive Officer         Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Shareholders
Richfood Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Richfood Holdings, Inc. and subsidiaries as of May 1, 1999 and May 2, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended May 1, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richfood Holdings, Inc. and subsidiaries at May 1, 1999, and May 2, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 1, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Ernst & Young LLP
Richmond, Virginia
June 15, 1999

                    Richfood Holdings, Inc. and Subsidiaries
                       Consolidated Statements of Earnings

                                                                         Fiscal Year Ended
                                         ----------------------------------------------------------------------------------
                                            May 1,     Percent of       May 2,      Percent of    May 3,      Percent of
                                             1999         Sales          1998         Sales        1997         Sales
                                         ------------- ------------ --------------- ----------- -------------- ------------
                                                       (Dollar amounts in thousands, except per share data)
Sales                                      $3,968,239    100.00%        $3,203,731       100.00%   $3,411,625       100.00%
Cost of goods sold                          3,247,017     81.83          2,832,505        88.41     3,053,299        89.50
                                         ------------- ------------ --------------- ----------- -------------- ------------
Gross margin                                  721,222     18.17            371,226        11.59       358,326        10.50
Operating and administrative
  expenses                                    558,560     14.07            256,660         8.01       252,885         7.41
Restructuring costs                                 -        -              24,179         0.76             -           -
                                         ------------- ------------ --------------- ----------- -------------- ------------
Operating profit                              162,662      4.10             90,387         2.82       105,441         3.09
Interest expense                               46,707      1.18              6,013         0.19         7,166         0.21
Interest income                                (3,620)    (0.09)            (3,811)       (0.12)       (3,672)       (0.11)
                                         ------------- ------------ --------------- ----------- -------------- ------------
Earnings before income taxes
  and extraordinary loss                      119,575      3.01             88,185         2.75       101,947         2.99
Income taxes                                   46,532      1.17             33,479         1.04        40,596         1.19
                                         ------------- ------------ --------------- ----------- -------------- ------------
Earnings before extraordinary loss             73,043      1.84             54,706         1.71        61,351         1.80
Extraordinary loss, net of tax                      -        -                   -         -           (1,882)       (0.06)
                                         ------------- ------------ --------------- ----------- -------------- ------------
Net earnings                                 $ 73,043      1.84%          $ 54,706         1.71%     $ 59,469         1.74%
                                         ============= ============ =============== =========== ============== ============

Earnings per common share:
  Earnings before extraordinary loss            $1.53                        $1.15                      $1.30
  Extraordinary loss, net of tax                    -                            -                      (0.04)
                                         ------------- ------------ --------------- ----------- -------------- ------------
Net earnings                                    $1.53                        $1.15                      $1.26
                                         ============= ============ =============== =========== ============== ============

Earnings per common share -
  assuming dilution:
  Earnings before extraordinary
     loss                                       $1.53                        $1.15                     $1.29
  Extraordinary loss, net of tax                    -                            -                     (0.04)
                                         ------------- ------------ --------------- ------------ ------------- ------------
Net earnings                                    $1.53                        $1.15                     $1.25
                                         ============= ============ =============== =========== ============== ============


Cash dividends declared per common
  share                                         $0.20                        $0.16                     $0.12
                                         ============= ============ =============== =========== ============== ============

See accompanying Notes to Consolidated Financial Statements.

                    Richfood Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           May 1, 1999        May 2, 1998
                                                                         ----------------- ------------------
                                                                            (Dollar amounts in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                  $  4,911         $ 39,968
   Receivables, less allowance for doubtful accounts of
    $3,219 (fiscal 1998- $3,393)                                               117,757          101,454
   Inventories                                                                 227,539          194,875
   Assets held for sale                                                         35,400                -
   Other current assets                                                         25,446           20,675
                                                                         ----------------- ------------------
     Total current assets                                                      411,053          356,972
                                                                         ----------------- ------------------

Notes receivable, less allowance for doubtful accounts of
  $1,580  (fiscal 1998 - $1,654)                                                34,291           22,767
Assets held for sale                                                            35,429           26,342
Property and equipment, net                                                    248,716          187,288
Goodwill, net                                                                  587,479          263,369
Other assets                                                                   104,137           52,113
                                                                         ----------------- ------------------
     Total assets                                                           $1,421,105         $908,851
                                                                         ================= ==================

Liabilities and Shareholders' Equity
 Current liabilities:
   Current installments of long-term debt and capital lease
     obligations                                                              $217,907          $16,684
   Accounts payable                                                            206,173          209,009
   Accrued expenses and other current liabilities                              125,884           76,942
                                                                         ----------------- ------------------
     Total current liabilities                                                 549,964          302,635
                                                                         ----------------- ------------------

Long-term debt and capital lease obligations                                   455,981          253,087
Deferred credits and other                                                      26,484           28,915

Shareholders' equity:
   Preferred stock, no par value
     Authorized shares - 5,000,000;
     None issued or outstanding                                                      -                -
   Common stock, no par value:
     Authorized shares - 90,000,000;
     Issued and outstanding shares 47,727,490
     (fiscal 1998 - 47,658,964)                                                 91,691           90,729
   Retained earnings                                                           296,985          233,485
                                                                         ----------------- ------------------
     Total shareholders' equity                                                388,676          324,214

Commitments and contingent liabilities (Notes 5, 6 and 13)
                                                                         ----------------- ------------------
     Total liabilities and shareholders' equity                             $1,421,105         $908,851
                                                                         ================= ==================

See accompanying Notes to Consolidated Financial Statements.

                    Richfood Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                            Common Stock
                                                   --------------------------------    Retained
                                                       Shares          Dollars         Earnings         Total
                                                   --------------- ---------------- --------------- ---------------
                                                                    (Dollar amounts in thousands)
Balance at April 27, 1996                              46,987,602       $66,964          $132,598       $199,562
   Net earnings                                                 -             -            59,469         59,469
   Issuance of common stock under
     employee stock incentive plans                       534,361         7,230                 -          7,230
   Shares canceled/surrendered                           (120,193)       (1,936)                -         (1,936)
   Cash dividends declared on common
     stock                                                      -             -            (5,675)        (5,675)
                                                   --------------- ---------------- --------------- ---------------

Balance at May 3, 1997                                 47,401,770        72,258           186,392        258,650
   Net earnings                                                 -             -            54,706         54,706
   Warrants issued                                              -        14,415                 -         14,415
   Issuance of common stock under
     employee stock incentive plans                       257,194         4,056                 -          4,056
   Cash dividends declared on common
     stock                                                      -             -            (7,613)        (7,613)
                                                   --------------- ---------------- --------------- ---------------

Balance at May 2, 1998                                 47,658,964        90,729           233,485        324,214
   Net earnings                                                 -             -            73,043         73,043
   Issuance of common stock under
     employee stock incentive plans                        68,526           962                 -            962
   Cash dividends declared on
      common stock                                              -             -            (9,543)        (9,543)
                                                   --------------- ---------------- --------------- ---------------

Balance at May 1, 1999                                 47,727,490       $91,691          $296,985       $388,676
                                                   =============== ================ =============== ===============

See accompanying Notes to Consolidated Financial Statements.

                    Richfood Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Fiscal Year Ended
                                                                          ---------------------------------------------
                                                                             May 1,         May 2,          May 3,
                                                                              1999           1998            1997
                                                                          ------------- --------------- ---------------
                                                                                 (Dollar amounts in thousands)
Operating activities:
   Net earnings                                                           $     73,043  $     54,706    $     59,469
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Restructuring charge, non-cash component                                      -        23,314               -
       Depreciation and amortization                                            56,762        32,072          29,234
       Provision for doubtful accounts                                           3,093         4,148           4,241
       Deferred income taxes                                                     2,268        (2,741)          7,702
       Extraordinary loss--loss on debt extinguishment,
         non-cash component                                                          -             -             663
       Accretion of fair value adjustment to Shoppers notes                     (3,300)            -               -
       Other, net                                                                 (360)           28             289
       Changes in operating assets and liabilities, net of effects of acquisitions:
           Receivables                                                         (18,300)        6,300            (622)
           Inventories                                                            (558)       12,552            (353)
           Other current assets                                                 (1,220)        3,041            (987)
           Accounts payable, accrued expenses and other liabilities            (52,711)      (21,035)         16,424
                                                                         -------------  --------------- ---------------
Net cash provided by operating activities                                       58,717       112,385         116,060

Investing activities:
   Acquisitions, net of cash acquired                                         (182,701)     (222,067)        (26,098)
   Proceeds from sale of assets held for sale                                    8,179             -               -
   Purchases of property and equipment                                         (70,808)      (22,194)        (15,415)
   Proceeds from sale of property and equipment                                 36,259             -               -
   Issuance of notes receivable                                                (16,923)      (11,227)        (22,266)
   Collections on notes receivable                                               4,806         7,246          10,511
   Other, net                                                                   (1,728)       (9,801)         (8,091)
                                                                          ------------- --------------- ---------------
Net cash used for investing activities                                        (222,916)     (258,043)        (61,359)

Financing activities:
   Net (repayments of) proceeds from revolving credit facilities               (11,500)      192,000               -
   Proceeds from issuance of long term debt                                    200,000             -               -
   Principal payments on long-term debt and capital lease
     obligations                                                               (32,904)      (12,136)        (58,633)
   Payment of note payable due Trak                                            (18,169)            -               -
   Proceeds from issuance of common stock under
     employee stock incentive plans and other                                      777         2,474           2,130
   Cash dividends paid on common stock                                          (9,062)       (7,128)         (5,197)
                                                                          ------------- --------------- ---------------
Net cash provided by (used for) financing activities                           129,142       175,210         (61,700)
                                                                          ------------- --------------- ---------------

Net (decrease) increase in cash and cash equivalents                           (35,057)       29,552          (6,999)

Cash and cash equivalents at beginning of fiscal year                           39,968        10,416          17,415
                                                                          ------------- --------------- ---------------

Cash and cash equivalents at end of fiscal year                            $     4,911  $     39,968    $     10,416
                                                                          ============= =============== ===============

See accompanying Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The  Consolidated   Financial   Statements  of  Richfood   Holdings,   Inc.  and
subsidiaries (the "Company") as of and for the fiscal years ended May 1, 1999 ("fiscal 1999") and May 2, 1998 ("fiscal 1998") and for the fiscal year ended May 3, 1997 ("fiscal 1997") include the accounts of Richfood Holdings, Inc. and all subsidiaries after the elimination of significant intercompany transactions and balances.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fiscal Year

The Company reports on a 52-53 week fiscal year ending the Saturday nearest April 30. Fiscal 1999 and fiscal 1998 each consist of 52 weeks. Fiscal 1997 consists of 53 weeks.

Cash and Cash Equivalents

Cash equivalents of $4,832 and $38,552 at May 1, 1999 and May 2, 1998, respectively, consist of money market funds and commercial paper. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventories

The Company values inventories at the lower of cost or market with the cost of the majority of inventories determined using the last-in, first-out ("LIFO") method. Cost for the remaining inventories is determined using the first-in, first-out ("FIFO") method.

Assets Held for Sale

Assets held for sale are carried at the lower of carrying amount or estimated fair value less costs to sell. Assets held for sale at May 1, 1999 primarily consist of the Company's investment in Trak Auto Corporation ("Trak") (Note 2), the Company's West Point, Pennsylvania frozen food distribution facility (the "West Point Facility") (Note 7) and certain other real estate acquired in connection with the acquisition of Dart Group Corporation ("Dart") (Note 2). Assets held for sale at May 2, 1998 primarily consisted of the West Point Facility. On May 27, 1999, subsequent to fiscal 1999, the Company sold its interest in Trak to an unaffiliated third party for approximately $35.4 million. The Company is currently marketing the remaining facilities.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An evaluation is made periodically and is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted net cash flows would become less than the carrying amount of the asset. The Company reports long-lived assets and certain identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less costs to sell.

In the fourth quarter of fiscal 1998, the Company implemented a restructuring plan that included the closure of the West Point Facility. In conjunction with this restructuring plan, the Company recorded an impairment loss.
(Note 7).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. In general, the estimated useful lives for computing depreciation are 20 to 45 years for buildings, 10 to 15 years for leasehold improvements and 3 to 15 years for vehicles, fixtures and equipment. Leased property meeting certain criteria is capitalized and the present value of the related lease payment is recorded as a liability. Amortization of capitalized leased assets is computed using the straight-line method over the term of the lease.

Goodwill and Other Assets

The excess of cost over the fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years. Goodwill is shown net of accumulated amortization of $36,811 and $20,572 at May 1, 1999 and May 2, 1998, respectively. The increase in goodwill from May 2, 1998 to May 1, 1999 is primarily due to the Dart acquisition. (Note 2).

Other assets primarily consist of lease rights, supply agreements, the prepaid pension asset (Note 11), and deferred taxes (Note 8). Lease rights represent the present value of the difference between the fair market rental and the contractual lease payments of an acquired enterprise at the date of acquisition, and are amortized on a straight line basis over the remaining terms of the lease agreements. Supply agreements generally provide that the Company will be the principal supplier for the customers and generally include minimum purchase requirements by product category. Supply agreements are recorded at their acquisition cost and are amortized on a straight-line basis over the terms of the respective supply agreements. Supply agreements included in other assets were $17,003 (net of $13,900 accumulated amortization) and $19,758 (net of $10,326 accumulated amortization) at May 1, 1999 and May 2, 1998, respectively. An evaluation of the recorded value for supply agreements is made periodically and is based on such factors as the relationship with the applicable customer and expectations as to future revenues under the applicable contract.

Store Pre-opening Costs

Costs associated with the Company opening new retail stores are charged to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using income tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

Stock-Based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company follows the disclosure only requirements and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt and capital lease obligations reported in the Consolidated Balance Sheets. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and certain notes receivable approximate fair value at May 1, 1999, and May 2, 1998, because of the short-term nature of these financial instruments. The carrying amount of certain notes receivable, which are subject to variable interest rates, approximates fair value at May 1, 1999, and May 2, 1998, due to the variable interest rates related to these financial instruments. The fair value of the 9.75% Senior Notes (Notes 2 and 6) is based on quoted market prices. The fair value of the outstanding 9.75% Senior Notes on May 1, 1999 was approximately $208,458. The fair values of long-term debt with fixed interest rates and capital lease obligations approximate their carrying values at May 1, 1999, and May 2, 1998. The fair value of long-term debt outstanding under the Company's $450,000 senior unsecured credit facilities (Note 6) approximates the carrying value due to variable interest rates associated with these facilities. The Company is party to an interest rate lock, which expires August 17, 1999, whereby the Company hedged the interest rate on $150,000 of ten year debt securities to be issued at a hedged base treasury yield of approximately 6.3%. As of May 1, 1999, the settlement amount approximated $11,000 and as of June 9, 1999, the approximate settlement amount was $4,800.

Earnings per Common Share

Basic earnings per common share amounts are computed based on earnings divided by the weighted average number of common shares outstanding during the respective periods presented. Diluted earnings per common share amounts are computed based on earnings divided by the weighted average number of common shares and stock options and warrants that represent potential common shares outstanding during the respective periods presented.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented in Note 9.

Retirement Plans

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans.

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets standards for the recognition and measurement of derivatives and hedging activities. This Statement, as amended, is effective for the Company's fiscal year ending April 2002. Management has not completed its assessment of the impact of this Statement on earnings or financial position.

2.  Merger and Acquisitions

On May 18, 1998, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Dart for $160 per share, net to the seller in cash, or approximately $201,000 (the "Dart Acquisition"). The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. The excess of purchase price over the fair value of net assets acquired of approximately $320,000 is being amortized on a straight-line basis over 40 years. Dart, headquartered in Landover, Maryland, was comprised, at the time of acquisition, of: Shoppers Food Warehouse Corp. ("Shoppers"), a 100% owned chain of 37 price impact supermarkets operating in the greater Washington, DC metropolitan area;

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

At the time of the Dart Acquisition, the Company announced its intention to divest its ownership in Dart's non-core assets, including Trak, Crown and Total Beverage. Total Beverage was sold by Dart to an unaffiliated third party on May 22, 1998, for approximately $8,200. Crown filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on July 14, 1998. On May 27, 1999, Dart tendered all of its outstanding shares of Trak common stock pursuant to a tender offer by an unaffiliated third party at $9 per share, or approximately $35,400, which approximates its carrying value at May 1, 1999. The Company's proportionate share of the combined results of operations of Trak, Crown and Total Beverage represented a net after-tax loss of approximately $28,300 for the period May 18, 1998, through May 1, 1999 (including allocated interest expense of approximately $2,500 and the Company's proportionate share of reorganization expense pursuant to Crown's bankruptcy in the amount of $19,377) and are excluded from the Consolidated Statements of Earnings, in accordance with Emerging Issues Task Force Issue No. 87-11: "Allocation of Purchase Price to Assets to be Sold."

The Dart Acquisition was financed with proceeds from $450,000 senior unsecured credit facilities (the "Facilities"), consisting of a $250,000, five-year revolving credit facility (the "Revolver") and a $200,000, 18-month term loan (the "Term Loan"). Proceeds from the Facilities also were used to repay the outstanding balance of $192,000 under an existing revolving facility. At the time of the Dart Acquisition, Shoppers had outstanding $200,000 in principal amount of 9 3/4% Senior Notes due 2004. (Note 6)

On March 4, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Farm Fresh, Inc., a privately-held supermarket chain headquartered in Norfolk, Virginia ("Farm Fresh"). The Company did not assume Farm Fresh's indebtedness for borrowed money or lease obligations for previously closed stores or stores that were closed in connection with the transaction. The purchase price consisted of approximately $226,000 cash, plus capital leases assumed with a fair value of approximately $47,000, plus 1.5 million warrants for the purchase of the Company's common stock at an exercise price equal to $25 per share with a term of five years following issuance. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statement of Earnings since the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their respective fair values at the date of acquisition. The excess of purchase price over the fair value of net assets acquired of approximately $196,000 is being amortized on a straight-line basis over 40 years. During fiscal 1999, the Company finalized its plan to exit certain retail store locations and adjusted its purchase price allocations accordingly. These adjustments primarily relate to obligations under lease agreements and the write down to fair value of retail store equipment.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company, Dart (excluding the operations of Trak, Crown and Total Beverage) and Farm Fresh as if the acquisitions had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related tax effects. This pro forma information is presented for informational purposes only and is not necessarily indicative of the combined results of operations which would actually have occurred had the transactions been consummated on that date or which may be obtained in the future.


                                                                                Fiscal Year Ended
                                                                     --------------------------------------
                                                                       May 1, 1999         May 2, 1998
-------------------------------------------------------------------------------------- --------------------
                                                                                  (unaudited)
Sales                                                                     $3,988,641        $4,041,082
Earnings before extraordinary loss and cumulative effect of
   accounting change                                                          72,831            40,327
Extraordinary loss, net of tax                                                     -            (3,126)
Cumulative effect of accounting change, net of tax                                 -             1,729
                                                                     ----------------- --------------------
Net earnings                                                             $    72,831      $     38,930
                                                                     ================= ====================

Per common share data:

Earnings before extraordinary loss and cumulative effect of
   accounting change                                                   $        1.53       $     0.85
Extraordinary loss, net of tax                                                     -            (0.07)
Cumulative effect of accounting change, net of tax                                 -             0.04
                                                                     ----------------- --------------------
Net earnings                                                           $        1.53       $     0.82
                                                                     ================= ====================

Earnings before extraordinary loss and cumulative effect of
   accounting change-assuming dilution                                 $        1.52       $     0.85
Extraordinary loss, net of tax-assuming dilution                                   -            (0.07)
Cumulative effect of accounting change, net of tax-assuming
   dilution                                                                        -             0.04
                                                                     ----------------- --------------------
Net earnings-assuming dilution                                         $        1.52       $     0.82
                                                                     ================= ====================

On September 30, 1996, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Norristown Wholesale, Inc. ("Norristown"), a wholesale distributor of produce and other perishable food items headquartered in Norristown, Pennsylvania. Assets acquired primarily consisted of inventory, accounts receivable, warehouse and transportation equipment and a customer list. The Company also assumed the lease for Norristown's transportation fleet. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, the results of operations of the acquired business have been included in the Company's Consolidated Statements of Earnings since the date of acquisition. The purchase price of the acquisition was approximately $26,000.

3.  Inventories

At May 1, 1999, and May 2, 1998, approximately 75% and 76%, respectively, of total inventories were valued using the LIFO method. Costs for the remaining inventories were determined using the FIFO method. If all inventories were valued at the lower of FIFO cost or market, inventories would have been higher by approximately $6,956 at May 1, 1999 and $7,653 at May 2, 1998, and net earnings would have been lower by approximately $426 for fiscal 1999, $253 for fiscal 1998, and $12 for fiscal 1997. FIFO value of inventories approximates their replacement cost.

4.  Notes Receivable

The Company's notes receivable are due principally from customers and relate primarily to financing for store acquisitions and improvements. The majority of such notes bear interest at the prime rate (7.75% at May 1, 1999) plus 1% to 2% and have remaining terms ranging from 1 to 10 years. Collateral securing such notes varies, but may include inventory, equipment, fixtures, accounts receivable, contract rights, personal assets and pledges of Richfood common stock. Receivables shown in current assets include $11,953 and $7,754 at May 1, 1999, and May 2, 1998, respectively, related to current maturities of these notes receivable.

5.  Property and Equipment and Leases

Property and equipment are summarized as follows:

                                         May 1, 1999     May 2, 1998
                                        -------------- ----------------

Land                                    $      2,519   $     12,276
Buildings                                     47,871         62,272
Fixtures and equipment                       218,499        126,644
Leasehold improvements                        59,266         41,892
Trucks and autos                              11,263         12,711

Assets under capital leases:
   Truck fleet                                   231          1,375
   Buildings                                  48,541         41,140
   Other                                       3,991          4,060
                                        -------------- ----------------
                                             392,181        302,370
Less accumulated depreciation
  and amortization                           143,465        115,082
                                        -------------- ----------------
Property and equipment, net              $   248,716    $   187,288
                                        ============== ================

Depreciation and amortization expense relating to property and equipment and assets under capital leases was approximately $32,398, $18,820, and $16,700 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Capital lease obligations have imputed interest rates that range primarily from 6.50% to 6.66% and are due in varying amounts through fiscal 2022.

Future minimum lease payments under capital leases at May 1, 1999 are as follows:


Fiscal Year

2000                                                      $  8,852
2001                                                         7,138
2002                                                         6,281
2003                                                         6,247
2004                                                         6,184
Thereafter                                                  50,506
                                                   -------------------------

Total future minimum lease payments                         85,208
Less amount representing interest                           29,049
                                                   -------------------------
  Present value of minimum capital
    lease payments                                          56,159
Less current installments of obligations
    under capital leases                                     5,145
                                                   -------------------------
  Long-term obligations under capital leases               $51,014
                                                   =========================

The Company leases certain warehouse, office and storage facilities, equipment and retail stores under noncancelable operating leases that expire within 32 years from May 1, 1999 and have renewal options from 5 to 58 years. The majority of the leases provide for the payment of taxes, insurance and maintenance (and contingent rentals based on a percentage of sales volume, in the case of retail store leases) by the Company. The Company subleases certain retail stores to third parties.

As of May 1, 1999, minimum rentals to be paid and minimum sublease rentals to be received on noncancelable operating leases with remaining terms greater than one year are as follows:

                                                             Minimum Sublease
                                   Minimum Lease Rentals      Rentals to be       Net Minimum
Fiscal Year                              to be Paid              Received        Lease Rentals
--------------------------------- ------------------------- ------------------- -----------------
2000                                      $  51,857             $   5,162         $    46,695
2001                                         49,383                 3,858              45,525
2002                                         47,016                 3,672              43,344
2003                                        103,212                 3,372              99,840
2004                                         37,871                 2,868              35,003
Thereafter                                  329,028                11,635             317,393
                                  ------------------------- ------------------- -----------------
Total                                      $618,367              $ 30,567           $ 587,800
                                  ========================= =================== =================

Total annual rental expense is as follows:

                                          Fiscal Year Ended
                            ----------------------------------------------
                             May 1, 1999    May 2, 1998     May 3, 1997
                            -------------- --------------- ---------------

Minimum rentals                $52,542        $30,854         $27,886
Less sublease income            (6,082)        (5,226)         (6,962)
                            -------------- --------------- ---------------
Rental expense                 $46,460        $25,628         $20,924
                            ============== ============== ===============

In December 1998, the Company sold certain of its Farm Fresh properties for $35,039 and immediately leased back the properties from the purchaser over a period of 15 years. The related lease is being accounted for as an operating lease.

In connection with various guarantees of certain customer store leases, the Company is contingently liable, in the event of customer nonperformance, for future lease payments with a present value of approximately $77,650 at May 1, 1999. The related leases expire at varying dates over the next 23 years.

6.  Long-term Debt and Capital Lease Obligations

Long-term debt, including capital lease obligations, consists of the following:

                                                                              May 1, 1999    May 2, 1998
                                                                             -------------- --------------
$250,000, five-year, senior unsecured revolving credit facility, average
   effective interest rate of 6.18%, due May 2003                               $172,000       $      -
Term loan, average interest rate of  6.40%, due November 1999                    193,000              -
Revolving credit facility repaid May 18, 1998                                          -        192,000
$200,000 face amount Senior Notes, unsecured, interest rate of 9.75%, due
  June 2004                                                                      210,966              -
Senior Notes, unsecured, interest rate of 6.15%,
   due July 1999 to July 2000                                                     18,000         27,000
Obligations under capital leases (Note 5)                                         56,159         48,106
Other long-term debt                                                              23,763          2,665
                                                                             -------------- --------------
Total long-term debt and capital lease obligations                               673,888        269,771
Less current installments                                                        217,907         16,684
                                                                             -------------- --------------
Long-term debt and capital lease obligations, net of current
   installments                                                                 $455,981       $253,087
                                                                             ============== ==============

On May 12, 1998, the Company entered into an agreement with a syndicate of commercial banks that provides $450,000 senior unsecured credit facilities (the "Facilities"), consisting of a $250,000, five-year revolving credit facility (the "Revolver") and a $200,000, 18-month term loan (the "Term Loan"). Proceeds from the Facilities were used primarily to fund the Dart Acquisition, to repay the outstanding balance of $192,000 under the Company's terminated revolving facility and to provide funds for other general corporate purposes. Also in connection with the Dart Acquisition, the Company assumed $200,000 in face amount of Shoppers' 9 3/4% Senior Notes due June 2004 ("Shoppers Notes") with a fair value of $221,500 on the date of the acquisition. In June 1998, the Company repurchased $6,500 in face amount of the Shoppers Notes in an open market transaction for a total cash payment of approximately $7,200, including accrued interest.

The $193,000 outstanding under the Term Loan is due November 1999, and is reflected as a component of current installments of long-term debt and capital lease obligations as of May 1, 1999. See Note 16 regarding subsequent events.

Principal advances under the Revolver and outstanding principal balances of the Term Loan bear interest, at the option of the Company, at either (i) the Base Rate plus the Applicable Margin or (ii) Adjusted one, two, three or six-month LIBOR plus the Applicable Margin. The Base Rate is the higher of (i) First Union's Prime Rate, or (ii) the Federal Funds Rate plus 0.50%. The Applicable Margin for loans bearing interest based upon the Base Rate will be 0%. The Applicable Margin for loans bearing interest based upon Adjusted LIBOR will vary based on the Company's Total Funded Debt to EBITDA Ratio (as defined in the agreement). The Facilities have a mandatory prepayment clause, which requires the Company to prepay the outstanding balance of the Term Loan Facility with the net proceeds of new equity offerings and new issuances of senior debt and with the proceeds of any sale of Trak, Crown, Total Beverage or any real estate assets of Dart. In May 1998, the Company prepaid the Term Loan by $7,000 with net proceeds from the sale of Total Beverage. Subsequent to fiscal 1999, on June 4, 1999, the Company used the net proceeds from the sale of Trak of approximately $35,000 to make a partial prepayment of the remaining outstanding balance under the Term Loan. Under the terms of the Facilities, the Company has agreed to maintain certain Fixed Charge Coverage and Total Funded Debt to EBITDA ratios. The Facilities also contain covenants that limit the incurrence of additional indebtedness and prohibit certain liens on assets. The Company is in compliance with all such covenants at May 1, 1999.

In July 1993, the Company issued $45,000 aggregate principal amount of 6.15% Senior Notes (the "Senior Notes"), due over a term of seven years. The Senior Notes require semiannual interest payments and annual sinking fund payments consisting of principal of $9,000 plus accrued interest from July 1996 through
July 2000. The Senior Notes also include an optional redemption provision whereby the Company may elect to redeem all, or any portion, of the debt prior to maturity subject to certain make-whole provisions. The Senior Notes contain covenants for certain subsidiaries that, among other things, limit the incurrence of additional indebtedness; prohibit certain liens on assets; require maintenance of minimum net worth; limit the ability to transfer funds to Richfood Holdings, Inc. in the form of loans, advances or cash dividends; and require certain financial ratios to be met as of each quarter end. The Company is in compliance with all such covenants at May 1, 1999.

In April 1992, a predecessor of the Company issued $75,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes, due 2002. In April 1997, the first permitted optional redemption date, the Company redeemed the remaining $47,525 in principal amount of the Senior Subordinated Notes at a redemption price of 105.31% of par. The Company primarily used cash on hand, supplemented by borrowings under revolving credit facilities, to fund the early redemption of the Senior Subordinated Notes. The fiscal 1997 redemption resulted in an extraordinary loss of $1,882, net of a tax benefit of $1,308. The extraordinary loss is comprised of amounts paid in excess of par value and the write-off of related deferred financing costs.

Future principal repayments on long-term debt for the five fiscal years subsequent to fiscal 1999, excluding obligations under capital leases, are as follows: fiscal 2000--$212,762; fiscal 2001--$10,291; fiscal 2002--$1,307;
fiscal 2003--$179,498; and fiscal 2004--$229.

At May 1, 1999 other long-term debt consists primarily of three mortgages secured by Dart real estate with an aggregate net book value of approximately $15,263. The mortgages have maturity dates of December 1999, November 2002 and December 2007 and an effective interest rate of 6.66%.

As of May 1, 1999, the Company issued $16,017 in standby letters of credit, primarily for self-insurance purposes. These letters of credit are subject to annual renewal and will be replaced with similar letters of credit in the normal course of business.

Interest payments made under long-term debt and capital leases were $52,536, $5,363 and $7,973 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

On September 30, 1998, the Company filed a Shelf Registration Statement, which became effective in October 1998. Under the terms of the Shelf Registration Statement, the Company may issue from time to time in one or more series up to $500,000 aggregate offering price of its (i) unsecured debt securities, which may be either senior debt securities or subordinated debt securities, (ii) shares of preferred stock, without par value ("Preferred Stock"), which may be issued in the form of depositary shares evidenced by depositary receipts, (iii) shares of common stock, without par value ("Common Stock"), and (iv) warrants to purchase shares of Common Stock or Preferred Stock on terms to be determined at the time of sale.

7.  Restructuring

In the fourth quarter of fiscal 1998, the Company announced a plan to restructure its Pennsylvania frozen foods operations, which reduced fiscal 1998 earnings before taxes by $24,179. The implementation of the plan included closing the West Point Facility and transferring related operations to the Company's Harrisburg, Pennsylvania, distribution facility.

The aggregate charges included $17,820 for asset impairment and $6,359 for activities under the restructuring plan. The asset impairment charge included $14,616 to write-down the West Point Facility and related equipment to fair value less estimated costs to sell and $3,204 to write-off the unamortized goodwill associated with the Company's West Point operations. The estimated fair value less estimated costs to sell the West Point Facility of approximately $20,700 is classified as noncurrent assets held for sale at May 1, 1999 and May 2, 1998. At May 2, 1998, approximately $4,682 remained in the accrual. During fiscal 1999, the Company paid approximately $3,810 cash toward certain non-cancelable leases, employee separation costs and other obligations under the restructuring plan. At May 1, 1999, approximately $872 remains in the accrual to be utilized for employee separation costs and other obligations that will extend beyond fiscal 1999.

8.  Income Taxes

The components of income tax expense (benefit) related to earnings before income taxes and extraordinary loss are as follows:


                                              Fiscal Year Ended
                                   -------------------------------------------
                                   May 1, 1999     May 2, 1998     May 3, 1997
                                   ------------    -------------  -------------
Current:
  Federal                              $41,462       $31,460       $27,800
  State                                  2,802         4,760         5,094
                                   ------------ ------------- -------------
                                        44,264        36,220        32,894
Deferred:
  Federal                                2,297         (801)         6,941
  State                                    (29)       (1,940)           761
                                   ------------ ------------- -------------
                                         2,268       (2,741)         7,702
                                   ------------ ------------- -------------
   Income taxes                        $46,532       $33,479       $40,596
                                   ============ ============= =============

Income tax payments,
  net of refunds received              $39,219       $29,812       $40,074
                                   ============ ============= =============

Income  tax  expense  differs  from the  amounts  resulting  from  applying  the
statutory   federal  income  tax  rate  to  earnings  before  income  taxes  and extraordinary loss as follows:

                                                                      Fiscal Year Ended
                                                          -------------------------------------------
                                                          May 1, 1999       May 2, 1998   May 3, 1997
                                                           ------------- --------------- -------------
Taxes computed using federal statutory rate                   35.00%        35.00%          35.00%
State income taxes, net of federal income tax benefit          1.51          2.07            3.73
Nondeductibility of goodwill amortization expense              2.92          0.97            0.74
Other, net                                                    (0.52)        (0.08)           0.35
                                                          ---------------------------- -------------
Effective tax rate                                            38.91%        37.96%          39.82%
                                                          ============= =============== =============

Deferred income taxes for fiscal 1999 and fiscal 1998 reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at May 1, 1999 and May 2, 1998 are as follows:

                                                  May 1, 1999     May 2, 1998
                                               --------------- ---------------
Deferred tax assets:
   Allowance for doubtful accounts                     $2,329          $2,256
   Property and equipment                               1,288               -
   Deferred revenue                                     8,116           2,697
   Deferred financing costs                             2,240               -
   Accrued expenses                                    24,769          15,648
   Net operating loss carryforward                     41,909           2,165
   Other                                                  446           2,494
                                               --------------- ---------------
Total deferred tax assets                              81,097          25,260

Deferred tax liabilities:
   Property and equipment                                   -         (11,188)
   Goodwill                                           (32,957)         (8,128)
   Inventories                                         (2,205)         (1,302)
   Lease acquisition costs and lease rights            (8,318)         (2,165)
   Retirement plans                                    (2,233)           (444)
   Other                                                 (109)         (1,284)
                                               --------------- ---------------
Total deferred tax liabilities                        (45,822)        (24,511)
                                               --------------- ---------------

    Net deferred tax assets                           $35,275       $     749
                                               =============== ===============

Net current deferred tax assets                       $15,588         $15,197
Net noncurrent deferred tax assets                     19,687               -
Net noncurrent deferred tax liabilities                     -         (14,448)
                                               =============== ===============
Net deferred tax assets                               $35,275       $     749
                                               =============== ===============

As a result of the Dart Acquisition, the Company acquired a net operating loss carryforward, with a remaining balance of approximately $112,000 as of May 1, 1999. The net operating losses will expire in the years 2007 to 2018. Due to Internal Revenue Service regulations, utilization of the net operating loss carryforwards in a particular year may be limited. The Company also has an alternative minimum tax credit carryforward of $1,100.

9.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            Fiscal Year Ended
                                                        ----------------------------------------------------------
                                                              May 1,              May 2,             May 3,
                                                               1999                1998               1997
                                                        ------------------- ------------------- ------------------
Numerator:

Earnings before extraordinary loss                                 $73,043         $54,706               $61,351
Extraordinary loss, net of tax                                           -               -                (1,882)
                                                        =================== =================== ==================
Net earnings                                                       $73,043         $54,706               $59,469
                                                        =================== =================== ==================

Denominator:

Denominator for basic earnings per share-
   weighted average common shares                               47,689,003      47,528,161            47,290,092

Effect of dilutive securities:
   Stock options                                                   135,722         209,831               268,388
   Warrants                                                              -           4,562                     -
                                                        ------------------- ------------------- ------------------
Dilutive securities                                                135,722         214,393               268,388
                                                        ------------------- ------------------- ------------------
Denominator for diluted earnings per share-
   adjusted weighted average shares                             47,824,725      47,742,554            47,558,480
                                                        =================== =================== ==================

Earnings per common share:
   Earnings before extraordinary loss                                $1.53           $1.15                 $1.30
   Extraordinary loss, net of tax                                        -               -                 (0.04)
                                                        ------------------- ------------------- ------------------
Net earnings                                                         $1.53           $1.15                 $1.26
                                                        =================== =================== ==================

Earnings per common share - assuming dilution:
     Earnings before extraordinary loss                              $1.53           $1.15                 $1.29
     Extraordinary loss, net of tax                                      -               -                 (0.04)
                                                        ------------------- ------------------- ------------------

Net earnings                                                         $1.53           $1.15                 $1.25
                                                        =================== =================== ==================


Options and warrants to purchase 2,152,450, 53,000 and 224,800 shares of common stock at weighted-average exercise prices of $24.66, $26.97 and $23.77 per share were outstanding in fiscal 1999, fiscal 1998, and fiscal 1997, respectively, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market prices of the common shares and, therefore, would be antidilutive.

Under the Company's Amended and Restated Omnibus Stock Incentive Plan, dated July 1997 (the "Omnibus Plan"), with respect to Incentive Awards granted for the three fiscal year performance cycle that commenced on May 4, 1997, certain employees would be entitled to receive approximately 51,400 shares of common stock at May 1, 1999. These contingently issuable shares are not included in the computation of diluted earnings per share because certain performance goals and other necessary vesting conditions had not been satisfied as of May 1, 1999.

10.  Stock Options, Warrants and Other

The Omnibus Plan authorizes the granting of a maximum of 2,250,000 shares of Richfood common stock (subject to adjustment to reflect certain dilutive events), in the form of shares of restricted common stock, incentive stock options and nonqualified stock options with or without stock appreciation rights, stock awards and performance shares, to certain employees. Options to purchase Richfood common stock are granted at a price no less than the fair market value of the stock on the date of grant (if the option is an incentive stock option) or 50% of the fair market value of the stock on the date of grant (if the option is a nonqualified stock option). Options may be exercised at such times and subject to such conditions as may be prescribed by the Company at the time of grant. The maximum period in which an option may be exercised is determined by the Company at the time of grant and cannot exceed ten years. Options outstanding under the Omnibus Plan vest in equal installments over a four year period and have a term of ten years from date of grant. Options to purchase approximately 990,000 shares of common stock remain outstanding under the Omnibus Plan at May 1, 1999. Approximately 1,248,000 and 1,689,000 shares of common stock remained available for grant at May 1, 1999 and May 2, 1998, respectively.

The Company's Non-Employee Directors' Stock Option Plan (the "Directors' Stock Plan") authorizes the granting of a maximum of 112,500 shares of Richfood common stock (subject to adjustment to reflect certain dilutive events) in the form of nonqualified stock options. The Directors' Stock Plan provides for each eligible director to receive, on September 1 of each year, an option to purchase 1,500 shares of common stock. Options to purchase Richfood common stock are granted at the fair market value of the stock on the date of grant, vest in equal installments over a four year period and have a term of ten years. Options to purchase approximately 67,000 shares of common stock remain outstanding under the Directors' Stock Plan at May 1, 1999. Approximately 43,000 and 56,000 shares of common stock remained available for grant at May 1, 1999 and May 2, 1998, respectively.

At May 1, 1999, there were options to purchase approximately 554,000 shares of Richfood common stock outstanding that were granted under other employee incentive stock plans. The Company does not anticipate any future grants under these plans.

Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"), and has been determined based on the fair value at the grant date for options awarded in fiscal years 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal years 1999, 1998, and 1997:

                                                                                              Risk Free
                        Dividend Yield            Volatility          Expected Life         Interest Rate
                        --------------------- -------------------- --------------------- --------------------
Fiscal 1999                    0.90%                 0.29                5 years                4.60%
Fiscal 1998                    0.60%                 0.18                5 years                5.80%
Fiscal 1997                    0.50%                 0.18                5 years                6.29%


The Black-Scholes option valuation model requires the input of highly subjective assumptions including expectations of future dividends and stock price volatility. The assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to pro forma expense over the options' vesting period. The pro forma effect on net earnings for fiscal years 1998 and 1997 does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996 and, accordingly, may not be indicative of the pro forma effect on net earnings in future years. If the Company had elected to recognize compensation expense related to stock options granted in fiscal years 1999, 1998 and 1997 in accordance with the provisions of SFAS No. 123, the decrease in net earnings and net earnings per common share would have been less than 2%.

A summary of the number of shares (in thousands) subject to outstanding stock options and related information is as follows:


                                                                       Fiscal Year Ended
                           --------------------------------------------------------------------------------------------------------
                                       May 1, 1999                        May 2, 1998                        May 3, 1997
                           ---------------------------------- ---------------------------------- ----------------------------------
                                             Weighted Average                   Weighted Average                      Weighted
                                              Exercise Price                     Exercise Price                   Average Exercise
                                Shares                             Shares                            Shares             Price
                           ----------------- ---------------- ----------------- ---------------- --------------- ------------------
Outstanding-beginning
    of year                     1,236            $18.67            1,184           $ 14.68            1,404         $   9.82
   Granted                        521             19.31              342             24.47              356            23.19
   Exercised                      (72)            10.86             (265)             8.21             (492)            6.39
   Canceled                       (74)            23.56              (25)            20.01              (84)           18.17
                           ----------------- ---------------- ----------------- ---------------- --------------- ------------------
Outstanding-end of year         1,611            $19.00            1,236           $ 18.67            1,184         $  14.68
                           ----------------- ---------------- ----------------- ---------------- --------------- ------------------
Price range-end of year     $2.55-$28.38                        $2.55-$28.38                      $2.55-$25.33
                           ================= ================ ================= ================ =============== ==================


The weighted average fair value of each option granted during fiscal years 1999 and 1998 was $5.78 and $7.15, respectively. The number and weighted average fair value of shares of nonvested restricted stock granted during fiscal year 1997 was $37,500 and $21.92 per share, respectively.

Information regarding the shares (in thousands) subject to outstanding stock options at May 1, 1999 is as follows:


                          Options Outstanding                                  Options Exercisable
------------------------------------------------------------------------- ------------------------------
                                     Weighted Average        Weighted                      Weighted
  Range of exercise                     Remaining            Average                       Average
        prices           Shares      Contractual Life     Exercise Price     Shares     Exercise Price
----------------------- ---------- --------------------- ----------------- ----------- -----------------
   $2.55-$  6.04             88          3 years             $  5.31             88        $  5.31
   $10.33-$15.38            158          5 years              $10.69            149         $10.41
   $16.17-$18.56            692          8 years              $18.03            200         $17.18
   $20.00-$28.38            673          8 years              $23.76            216         $23.84
======================= ========== ===================== ================= =========== =================
  $  2.55-$28.38          1,611          8 years              $19.00            653         $16.24
======================= ========== ===================== ================= =========== =================


On March 4, 1998, in conjunction with the acquisition of substantially all of the assets and assumption of certain liabilities of Farm Fresh, Inc. (Note 2), the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at $25 per share as part of the purchase consideration. The warrants are immediately exercisable and will expire five years from the date of issuance. The estimated fair market value of the warrants at the date of issuance, approximately $14,415, was valued as part of the total purchase consideration. As of May 1, 1999, all of these warrants remained outstanding.

11.  Retirement Plans

The Company adopted SFAS No. 132 in fiscal 1999. All of the Company's wholesale and corporate employees are covered by a defined benefit plan. At May 2, 1998, there were two such plans, which were subsequently merged into one plan effective April 30, 1999. All prior year information has been adjusted to reflect the plan merger and adoption of SFAS No. 132.

The Company's retirement plan covers employees who meet certain age and service requirements. Retirement benefits vest under the various plans after five years of service and are based on years of service and either average final compensation, or a fixed dollar payment per month. The Company's funding policy has been to contribute annually an amount actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Plan assets at May 1, 1999, consist of equity securities, preferred stock, U.S.
government and agency obligations, mortgage-backed securities, corporate obligations and mutual funds.

The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plan.


                                                               May 1, 1999        May 2, 1998
                                                           -------------------- ----------------
     Change in benefit obligation:
     Benefit obligation at beginning of year                      $59,661          $46,820
     Service cost                                                   3,089            2,528
     Interest cost                                                  4,100            3,548
     Actuarial loss                                                   107            8,692
     Benefits paid                                                 (2,014)          (1,927)
                                                           -------------------- ----------------

     Benefit obligation at end of year                            $64,943          $59,661
                                                           ==================== ================


                                                               May 1, 1999        May 2, 1998
                                                           -------------------- ----------------
     Change in plan assets:
     Fair value of plan assets at beginning of year               $74,929          $61,492
     Actual return on plan assets                                   3,178           14,969
     Employer contribution                                            775              395
     Benefits paid                                                 (2,014)          (1,927)
                                                           ==================== ================

     Fair value of plan assets at end of year                     $76,868          $74,929
                                                           ==================== ================


     Funded status of the plan:
     Plan assets in excess of benefit obligation                  $11,925          $15,268
     Unrecognized net loss (gain)                                   1,077           (5,177)
     Unrecognized net transition asset                             (2,246)          (2,380)
                                                           -------------------- ----------------
     Prepaid benefit cost                                         $10,756           $7,711
                                                           ==================== ================

The following are the components of net retirement (benefit) expense related to the defined benefit plan:


                                                                       Fiscal Year Ended
                                                        ------------------------------------------
                                                        ------------- ------------- --------------
                                                        May 1, 1999      May 2,      May 3, 1997
                                                                          1998
                                                        ------------- ------------- --------------
 Service cost-present value of benefits
   earned during the year                                    $3,089     $ 2,528         $ 2,710
 Interest cost on projected benefit obligation                4,100       3,548           3,315
 Expected return on plan assets                              (6,669)     (5,452)         (4,787)
 Amortization and deferrals                                    (784)       (857)         (1,193)
                                                        ------------- ------------- --------------
 Net retirement (benefit) expense                         $    (264)     $ (233)          $  45
                                                        ============= ============= ==============


The weighted average discount rate assumed by the Company ranged from 7.00% to 7.75% and the projected increase in compensation ranged from 5% to 6% for all years presented. The Company assumed an expected long-term rate of return of 9% for all years presented.

The Company maintains a nonqualified, unfunded supplemental retirement plan for selected management personnel. Supplemental retirement plan benefits vest after specified years of service requirements are met and are based on years of service and average final compensation. The Company established a trust that maintains life insurance policies to serve as a funding source for the plan. The cash surrender value of the life insurance policies was $1,607 at May 1, 1999 and $1,440 at May 2, 1998. The projected benefit obligation for the plan was $5,644 at May 1, 1999 and $2,617 at May 2, 1998.

The Company maintains defined contribution plans under section 401(k) of the Internal Revenue Code. These plans are offered to substantially all employees who meet certain age and service requirements and allow for participant pre-tax contributions and employer matching contributions. The Company recognized expense of $2,171, $633 and $664 related to contributions to the plans for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Fiscal 1999 expense increased approximately $1,499 due to the acquisitions of Farm Fresh and Shoppers (Note 2).

Certain retail employees are covered under union-sponsored, collectively bargained, multi-employer pension plans. The Company recognized expense of $1,193, $353 and $371 related to contributions to these plans for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Fiscal 1999 expense increased approximately $840 over fiscal 1998 expense due to the acquisition of Shoppers (Note 2).

12.  Significant Customer

The Company's supply agreement with its largest customer for fiscal years 1999, 1998, and 1997, Giant Food Stores, Inc. of Carlisle, Pennsylvania ("Giant"), expires in December 1999. On April 22, 1999, Giant informed the Company that its existing supply contract would not be renewed. The Company's sales to Giant for fiscal 1999 were $629,000 and accounted for 15%, 19% and 17% of the Company's sales in fiscal 1999, 1998 and 1997, respectively.

13.  Litigation And Related Matters

The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14.  Business Segments

Effective May 3, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has significant operations principally in two segments: the wholesale grocery division and the retail grocery division.

The Company's wholesale grocery division is the largest wholesale food distributor in the Mid-Atlantic operating region. This segment distributes a full range of grocery, dairy, frozen food, produce, meat and non-food items to the Company's retail grocery division and to chain and independent retailers throughout the region from its two principal distribution centers located in Mechanicsville, Virginia, and Harrisburg, Pennsylvania. This segment also includes the Company's fluid dairy operations located in Richmond, Virginia.

At May 1, 1999, the Company's retail grocery division consisted primarily of three grocery store chains: 41 Farm Fresh supermarkets located primarily in Virginia's Hampton Roads region; 37 Shoppers Food Warehouse price impact warehouse-style supermarkets located in the Washington, D.C. metropolitan area; and 18 Metro/Basics grocery stores located in the Baltimore, Maryland, metropolitan area.

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

The following summarizes key segment information and reconciles segment results to consolidated financial results:


                                                                 Fiscal Year
                                                ----------------------------------------------
                                                   May 1,          May 2,          May 3,
                                                    1999            1998            1997
                                                -------------- --------------- ---------------
Sales:
  Wholesale grocery                              $  3,229,410   $  3,021,124    $  3,280,229
  Intersegment sales                               (1,022,796)      (242,905)       (207,075)
                                                -------------- --------------- ---------------
     Wholesale grocery sales to
     external  customers                            2,206,614      2,778,219       3,073,154
  Retail grocery                                    1,761,625        425,512         338,471
                                                -------------- --------------- ---------------
     Total sales                                 $  3,968,239   $  3,203,731    $  3,411,625
                                                ============== =============== ===============

Operating profit:
  Wholesale grocery                               $   130,013    $   115,832     $   108,413
  Retail grocery                                       46,074          7,099           5,027
  General corporate expenses                          (13,425)        (8,365)         (7,999)
                                                -------------- --------------- ---------------
     Total operating profit                           162,662        114,566         105,441

Restructuring costs                                         -         24,179               -
Interest expense                                       46,707          6,013           7,166
Interest income                                        (3,620)        (3,811)         (3,672)
                                                -------------- --------------- ---------------
Earnings before income taxes
  and extraordinary loss                          $   119,575    $    88,185     $   101,947
                                                ============== =============== ===============

Identifiable assets:
  Wholesale grocery                               $   502,825    $   491,928      $   512,227
  Retail grocery                                      918,280        416,923           69,253
                                                -------------- --------------- ---------------
Total identifiable assets                        $  1,421,105    $   908,851      $   581,480
                                                ============== ================ ==============
Depreciation and amortization:
  Wholesale grocery                              $     19,755    $    25,628      $    23,355
  Retail grocery                                       37,007          6,444            5,879
                                                -------------- ---------------- --------------
Total depreciation and amortization              $     56,762    $    32,072      $    29,234
                                                ============== ================ ==============
Capital expenditures:
  Wholesale grocery                              $     20,585    $    11,650      $     9,368
  Retail grocery                                       50,223         10,544            6,047
                                                -------------- ---------------- --------------
Total capital expenditures                       $     70,808    $    22,194      $    15,415
                                                ============== ================ ==============


15.  Selected Quarterly Data (Unaudited)

Summarized quarterly financial information for the quarters indicated and market price and dividend information for the Company's common stock is as follows:


                                                               Fiscal Year Ended May 1, 1999
                                                ------------------------------------------------------------
                                                    First          Second         Third          Fourth
                                                  (12 Weeks)     (12 Weeks)     (12 Weeks)     (16 Weeks)
                                                --------------- -------------- ------------- ---------------
Sales                                              $901,303        $909,206       $946,649     $1,211,081
Gross margin                                        155,639         166,547        172,012        227,024
Net earnings                                         13,286          15,079         19,434         25,244

Net earnings per common share                     $    0.28      $   0.32         $   0.41      $    0.53

Net earnings per common share-assuming
  dilution                                        $    0.28      $   0.32         $   0.41      $    0.53

Cash dividends declared per common share          $    0.05      $   0.05         $   0.05      $    0.05

Market price range:
  Low                                             $  19 1/4    $ 13 13/16         $     16    $    11 7/8
  High                                            $      27    $       23         $     22    $  24 13/16


                                                                Fiscal Year Ended May 2, 1998
                                                   ---------------------------------------------------------
                                                     First          Second         Third          Fourth
                                                   (12 Weeks)     (12 Weeks)     (12 Weeks)     (16 Weeks)
                                                   ------------- ------------- --------------- --------------
Sales                                             $ 739,125      $ 719,474      $743,951       $1,001,181
Gross margin                                         79,392         78,497        82,123          131,214
Net earnings                                         14,506         15,010        17,580            7,610

Net earnings per common share                     $    0.31      $    0.32      $   0.37       $     0.16

Net earnings per common share-assuming            $    0.30      $    0.31      $   0.37       $     0.16
   dilution

Cash dividends declared per common share          $    0.04      $    0.04      $   0.04       $     0.04

Market price range:
   Low                                            $  19 7/8      $21 11/16     $  22 1/2      $   26 3/16
   High                                           $ 26 3/16      $26   1/2     $28 15/16      $        32


Market price information reflects the sales prices of the common stock on the New York Stock Exchange (NYSE) composite tape.

16.  Subsequent Events

On June 9, 1999, Richfood entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. Pursuant to the Merger, each share of common stock of Richfood will be converted into, and become exchangeable for, at the election of the holder, either (i) $18.50 in cash or (ii) the number of shares of common stock, par value $1.00 per share, of SUPERVALU equal to the ratio determined by dividing $18.50 by the average of the per share sales price of SUPERVALU Common Stock, subject to certain allocation and proration procedures.

The transaction has been approved by the Boards of Directors of Richfood and SUPERVALU, but remains subject to regulatory approvals (including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), approval by Richfood's shareholders and other customary closing conditions. In addition, the Merger Agreement provides that if the Average SUPERVALU Price (as defined in the Merger Agreement) is less than $18.50, each of SUPERVALU and Richfood will have the right to terminate the Agreement; provided, however, that if the Average SUPERVALU Price is between $15.00 and $18.50, Richfood will not have such termination right if SUPERVALU increases the portion of the Merger Consideration (as defined in the Merger Agreement) payable in cash, and thereafter with additional SUPERVALU Common Stock. The transaction is expected to be completed before the end of calendar 1999.

Either party may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated on or before January 15, 2000. In addition, Richfood may terminate the Merger Agreement if it receives a bona fide, written, unsolicited offer with respect to any merger, consolidation or business combination involving Richfood or any of its subsidiaries, or the acquisition of all or any significant part of the assets of Richfood or any of its subsidiaries, that the Board of Directors of Richfood determines is more favorable, from a financial point of view, to Richfood's shareholders than the Merger (a "Superior Proposal"), and SUPERVALU does not match that Superior Proposal. In the event that Richfood terminates the Merger Agreement to enter into an agreement with respect to a Superior Proposal, or if Richfood or SUPERVALU terminate the Merger Agreement in certain other limited circumstances, Richfood would be required to pay SUPERVALU a termination fee of $27,000, plus SUPERVALU's reasonable out-of-pocket expenses (not to exceed $3,000 in the aggregate).

The Company is party to an interest rate lock agreement, which expires August 17, 1999, whereby the Company hedged the interest rate on $150,000 of ten year debt securities ("debt securities") to be issued at a hedged base treasury yield of approximately 6.3%. The purpose of the interest rate lock agreement was to serve as an anticipatory hedge on the debt securities, which the Company expected to issue under its existing Shelf Registration Statement (Note 6). As a result of the announcement of the Merger Agreement, it is no longer probable that the debt securities will be issued. Accordingly, the Company expects to recognize a one-time charge associated with the settlement of the interest rate lock agreement. As of May 1, 1999, the settlement amount approximated $11,000 and as of June 9, 1999, the approximate settlement amount was $4,800.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                PART III


              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are directors of the Company.

                                                                                          Director
                                            Principal Occupation or                     Continuously
            Name                       Employment During Last Five Years                   Since            Age
            ----                       ---------------------------------               ------------         ---
Donald D. Bennett             Chairman  Emeritus  of  the  Board  of  the  Company          1990             63
                              (since   1998);   former   Chairman   of  the  Board
                              (1995-1998),  Chief  Executive  Officer  (1995-1996)
                              and   President   and   Chief   Executive    Officer
                              (1990-1995) of the Company.

Roger L. Gregory              Managing Partner, Wilder & Gregory Law Office.                1994             46

Grace E. Harris               Provost and Vice  President  for  Academic  Affairs,          1994             66
                              Virginia Commonwealth University.

John C. Jamison               Chairman,    Mallardee   Associates,   a   corporate          1990             65
                              financial  advisory  service,  and Limited  Partner,
                              Goldman,  Sachs & Co.,  an  investment  banking  and
                              brokerage   firm;   former   President   and   Chief
                              Executive   Officer,   The  Mariner's   Museum,   an
                              international     maritime    museum    (1990-1992);
                              Director, Hershey Foods Corporation.

G. Gilmer Minor, III          Chairman of the Board (since  1994),  President  and          1988             58
                              Chief Executive  Officer,  Owens & Minor,  Inc., a
                              wholesale  distributor  of  medical  and  surgical
                              supplies; Director, SunTrust Banks, Inc.

Claude B. Owen, Jr.           Former  Chairman  of the Board  and Chief  Executive          1988             54
                              Officer,  DIMON Incorporated  (1995-1999) (successor
                              to Dibrell Brothers,  Incorporated), an importer and
                              exporter  of leaf  tobacco;  former  Chairman of the
                              Board,   Chief  Executive   Officer  and  President,
                              Dibrell Brothers,  Incorporated;  Director, American
                              National Bankshares Inc.

                                                                                          Director
                                            Principal Occupation or                     Continuously
            Name                       Employment During Last Five Years                   Since            Age
            ----                       ---------------------------------               ------------         ---
Albert F. Sloan               Former  Chairman  of  the  Board,   Lance,  Inc.,  a          1990             69
                              manufacturer of cookies, crackers and snack foods;
                              Director, Basset Furniture Industries,  Inc., Cato
                              Corporation and PCA International, Inc.

John E. Stokely               Chairman  of  the  Board  (since  1998),   President          1995             46
                              (since  1995) and  Chief  Executive  Officer  (since
                              1996) of the  Company;  former  President  and Chief
                              Operating   Officer   (1995-1996),   Executive  Vice
                              President - Finance and  Administration  (1993-1995)
                              and  Senior  Vice  President  -  Finance  and  Chief
                              Financial   Officer   (1991-1993)  of  the  Company;
                              Director,  Performance  Food Group Company and Crown
                              Books Corporation.

George H. Thomazin            Chief  Executive  Officer,   Thomazin   Enterprises,          1990             59
                              Inc., a business investment firm.

James E. Ukrop                Chairman of the Board (since  1998),  Ukrop's  Super          1987             62
                              Markets,   Inc.,  a  retail  grocery  chain;  former
                              Vice-Chairman    and   Chief    Executive    Officer
                              (1994-1998)   and  President  and  Chief   Executive
                              Officer  (1975-1994),  Ukrop's Super Markets,  Inc.;
                              Director, Legg Mason, Inc. and Owens & Minor, Inc.

Edward Villanueva             Financial   Consultant;   Director,   Circuit   City          1990             64
                              Stores, Inc.



         The following persons are executive officers of the Company. Officers serve at the discretion of the Company's Board of Directors and are elected at each annual meeting of the Board of Directors.

         John E. Stokely, age 46, has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1998. Mr. Stokely was formerly President and Chief Executive Officer of the Company from January 1997 until June 1998, after serving as President and Chief Operating Officer of the

Company from June 1995 to December 1996. Mr. Stokely was formerly Executive Vice President-Finance and Administration of the Company from August 1993 to June 1995, Senior Vice President-Finance and Chief Financial Officer of the Company from April 1991 to August 1993 and Vice President-Finance and Chief Financial Officer of the Company from August 1990 to April 1991.

         John C. Belknap, age 52, was elected Executive Vice President, Chief Financial Officer and Secretary of the Company in July 1997. Mr. Belknap formerly served as Executive Vice President and Chief Financial Officer of OfficeMax, Inc., an office products superstore chain, from December 1995 to June 1997, and as Executive Vice President and Chief Financial Officer of Zale Corporation, a retail jewelry store chain, from February 1994 to February 1995. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant.

          Alec C. Covington, age 42, was elected President - Wholesale Operations of the Company in November 1997. Mr. Covington formerly served as Executive Vice President and Chief Operating Officer - Wholesale Operations of the Company from January 1997 to November 1997, President and Chief Operating Officer of Richfood, Inc. from May 1996 to December 1996 and Executive Vice President and Chief Operating Officer of Richfood, Inc. from October 1995 to May 1996. Prior to his employment by the Company, Mr. Covington served as President and Chief Operating Officer of Houchens Industries, Inc. from June 1993 to October 1995.

          Ronald E. Dennis, age 54, was elected President of Farm Fresh in March 1998. Mr. Dennis formerly served as President of Kash n' Karry Supermarkets
(1997) and Division Vice President in charge of the Florida division of Albertsons, Inc. (1977-1997).

          John P. Finneran, Jr., age 39, was elected Senior Vice President and Treasurer of the Company in October 1998. Mr. Finneran formerly served as Vice President, Chief Financial Officer and Treasurer (1996-1998) of Dominion Energy, Inc. and Vice President and Treasurer (1987-1995) of Potomac Capital Investment Corporation, an investment firm.

         David W. Hoover, age 36, was elected Vice President - Finance of the Company in August 1993. Mr. Hoover formerly served as Director - Planning and Analysis of the Company from December 1990 to August 1993.

         John D. Ryder, age 51, was elected President and Chief Operating Officer of the Company's Metro chain in October 1995, after serving as President and Chief Operating Officer of the retail division of Super Rite Foods, Inc. since 1990.

         William J. White, age 52, was elected President of Shoppers Food Warehouse Corporation in September 1997. Mr. White formerly served as President of Mega Foods from 1995 to 1997 and President of Piggly Wiggly from 1987 to 1994.

         Mr. Stokely, Chairman of the Board, President and Chief Executive Officer of the Company, Mr. Belknap, Executive Vice President, Chief Financial Officer and Secretary of the Company and Mr. Covington, President and Chief Operating Officer of the Company's Wholesale Division, were each elected to the board of directors of Crown Books Corporation ("Crown") in May 1998 in connection with the Company's acquisition of Dart Group Corporation, Crown's parent company. Crown filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 14, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and owners of more than 10% of the Common Stock are required by regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons who were not required to file a Form 5 for fiscal 1999, the Company believes that all of its executive officers, directors and owners of more than 10% of the Common Stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1999, except that during fiscal 1999, Mr. White filed one late report on Form 5.

ITEM 11.      EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table shows, for the fiscal years ended May 1, 1999, May 2, 1998 and May 3, 1997, the cash compensation paid, as well as certain other compensation paid or accrued, by the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers").


                                                    SUMMARY COMPENSATION TABLE

                                       Annual Compensation(1)               Long-Term
                                                                      Compensation Awards
                                     -------------------------    -----------------------------

                                                                                  Securities
        Name and                                                   Restricted     Underlying
   Principal Position       Fiscal                                   Stock         Options/             All Other
     at May 1, 1999          Year      Salary     Bonus (2)        Awards (3)      SARs (4)         Compensation (5)
-------------------------- --------- ----------- -------------    ------------- ---------------    ------------------
John E. Stokely            1999        $500,000    $500,000                            100,000             $7,646
  Chairman, President &    1998         452,115     550,000                             50,000             11,113
  Chief Executive Officer  1997         396,155     500,000           $821,888          95,000             10,634

John C. Belknap(6)         1999         325,000     175,000                             50,000              4,922
  Executive Vice           1998         253,846     250,000                             50,000              5,769
  President & CFO

Alec C. Covington          1999         325,000     200,000                             50,000              5,849
  President & COO,         1998         254,730     200,000                             20,000              7,367
  Wholesale Operations     1997         213,558     125,000                              7,500              5,399

John D. Ryder              1999         285,002     110,000                             10,000              1,479
  President & COO, Metro   1998         269,630     125,000                              7,500              2,696
  Division                 1997         269,630     110,000                              7,500              1,670

William J. White(7)        1999         288,462     120,000                             10,000
  President, Shoppers
  Food Warehouse
  Corporation


------------------
         (1) None of the Named Executive Officers received perquisites or other personal benefits, securities or property with an aggregate value in excess of the lesser of $50,000 or 10% of the total of his salary and bonus.

         (2) With respect to Mr. Stokely, consists of cash bonus, in accordance with his Employment and Severance Benefits Agreement, together with the following special bonus awards: in fiscal 1999, Mr. Stokely was granted a special cash award of $250,000 as a result of his role in completing the acquisition of Dart Group Corporation and in recognition of the Company's exemplary performance during fiscal 1999; in fiscal 1998, Mr. Stokely was granted a special cash award of $234,000 as a result of his role in completing the Company's acquisition of Farm Fresh, Inc. and in recognition of the Company's exemplary performance during fiscal 1998; in fiscal 1997, Mr. Stokely was granted a special cash award of $230,000 as a result of his role in completing the Company's acquisition of Norristown Wholesale, Inc. and in recognition of the Company's exemplary performance during fiscal 1997.

         (3) Reflects 37,500 shares of restricted stock granted to Mr. Stokely on May 16, 1996, based on the fair market value of the Common Stock on the date of grant, which vest as follows: 3,750 shares on May 16, 1997, 1998, 1999 and 2000, and 22,500 shares on May 16, 2001. All such shares of restricted stock will vest immediately upon a change in control of the Company, including the Merger. As of May 1, 1999, Mr. Stokely held 30,000 shares of restricted stock with a value of $375,000. Dividends are paid on restricted stock at the same rate and times as on all other shares of Common Stock. No other Named Executive Officer held any shares of restricted stock as of May 1, 1999.

         (4) Reflects nonqualified stock options granted under the Company's Omnibus Stock Incentive Plan.

         (5) "All Other Compensation" for fiscal 1999 consists of: (i) the Company's 25% matching contributions under the Company's Savings and Stock Ownership Plan to the Named Executive Officers as follows: Mr. Stokely - $2,664; Mr. Covington - $2,406; and Mr. Ryder - $1,479; and (ii) the amounts awarded to the following Named Executive Officers under the Company's Vacation to Stock Conversion Plan (which amounts, net of applicable withholdings, were distributed in the form of shares of Common Stock based on the fair market value of the Common Stock as of the plan's determination date): Mr. Stokely - $4,982; Mr. Belknap - $4,922 and Mr. Covington - $3,443.

         (6) Mr.  Belknap  joined the  Company as an  executive  officer in July
1997.

         (7) Mr. White joined the Company as an executive officer in May 1998.

Stock Options and SARs


         The following table contains information concerning the grants of options made during fiscal 1999 under the Company's Omnibus Stock Incentive Plan to the Named Executive Officers. No SARs were granted during fiscal 1999.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential
                                                                                            Realizable Value at
                                                                                              Assumed Annual
                                                                                           Rates of Stock Price
                                                                                               Appreciation
                                 Individual Grants                                          for Option Term (1)
------------------------- --------------- -------------- ------------- -------------    -------------- -------------
                                           % of Total
                            Number of       Options/
                            Securities        SARs
                            Underlying     Granted to
                             Options/       Employees      Exercise
                               SARs         in Fiscal      or Base      Expiration
          Name             Granted (2)        Year        Price (3)        Date             5%(4)         10%(4)
------------------------- --------------- -------------- ------------- -------------    -------------- -------------
John E. Stokely                 100,000          21.3%     $18.5625      12/02/08          $1,168,000    $2,959,000
John C. Belknap                  50,000          10.7       18.5625      12/02/08             584,000     1,479,500
Alec C. Covington                50,000          10.7       18.5625      12/02/08             584,000     1,479,500
John D. Ryder                    10,000           2.1       18.5625      12/02/08             116,800       295,900
William J. White                 10,000           2.1       18.5625      12/02/08             116,800       295,900


------------
         (1) The potential realizable value is based upon assumed future prices for the Common Stock that are derived from the specified assumed annual rates of appreciation. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the actual future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

         (2) All option grants consisted of nonqualified stock options granted under the Omnibus Stock Incentive Plan. These grants are exercisable in one-fourth installments on December 2, 1999, 2000, 2001 and 2002. In the event that the Merger is consummated, each unexpired and unexercised option granted by the Company to purchase shares of Richfood Common Stock will be assumed by SUPERVALU as follows: (i) 50% of the stock options that have a per share exercise price equal to or less than $18.50 will be automatically converted into the right to receive in cash the amount by which $18.50 exceeds the per share exercise price; (ii) the remaining 50% of the stock options that have a per share exercise price equal to or less than $18.50 will be automatically converted into the right to receive options to purchase shares of SUPERVALU common stock equal in number to the number of Richfood shares that could have been purchased under the Richfood stock options multiplied by the "conversion ratio" determined in accordance with the Merger Agreement; and (iii) each other Richfood stock option will be converted into an option to purchase shares of SUPERVALU common stock equal in number to the number of Richfood shares that could have been purchased under the Richfood stock option, multiplied by such conversion ratio. The exercise price of the options assumed by SUPERVALU will equal the current exercise price of such options divided by the conversion ratio.

         (3) The exercise price was set at the fair market value of the Common Stock on the date of the grant. The exercise price may be paid in cash or in Common Stock valued at fair market value on the date preceding the date of exercise, or a combination of cash and Common Stock.

         (4) The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential option gains shown above are required by the rules of the Securities and Exchange Commission. The actual gains that will be realized, if and when the Named Executive Officers exercise the options granted in fiscal 1999, will be dependent on the future performance of the Common Stock. The following table is provided to illustrate the relationship between the hypothetical gain that would be realized by the Named Executive Officers upon the exercise of such options and the hypothetical gain that would be realized by all shareholders as a result of the assumed stock price appreciation:


                                                                                   Annual Rate of Stock Price
                                                                                          Appreciation
                                                                              --------------- ---- -----------------
                                                                                    5%                   10%
                                                                              ---------------      -----------------
Resulting stock price based on $18.5625 starting price                            $    30.24             $    48.15

Per share gain                                                                         11.68                  29.59

Aggregate gain that would be realized by all shareholders (based on
47,682,805 shares outstanding on the December 2, 1998, grant date)               556,935,162          1,410,934,200

Aggregate hypothetical gain on all fiscal 1999 options granted to the Named
Executive Officers if $30.24 and $48.15 prices, respectively, are achieved         2,569,600              6,509,800

Hypothetical aggregate gains for the Named Executive Officers as a
percentage of all shareholders' gains                                                   0.46%                  0.46%


Option/SAR Exercises and Holdings


         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options and SARs during fiscal 1999, and unexercised options and SARs held by them on May 1, 1999.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   Number of Securities
                                                                        Underlying            Value of Unexercised
                                                                        Unexercised               In-the-Money
                                                                      Options/SARs at           Options/SARs at
                                                                    Fiscal Year-End(2)         Fiscal Year-End(3)


                               Shares Acquired        Value            Exercisable/               Exercisable/
Name                            on Exercise(1)       Realized        Unexercisable(4)           Unexercisable(4)
--------------------------     -----------------    -----------    ----------------------     ---------------------
John E. Stokely                       0                 0           102,375 / 198,125             $127,007 / 0
John C. Belknap                       0                 0            12,500 /  87,500                    0 / 0
Alec C. Covington                     0                 0            53,750 /  83,750                    0 / 0
John D. Ryder                     5,625           $21,094            17,344 /  13,281                    0 / 0
William J. White                      0                 0                 0 /  10,000                    0 / 0

-----------
         (1) Represents only nonqualified stock options granted under the Company's Omnibus Stock Incentive Plan.

         (2) Represents only nonqualified stock options granted under the Company's Long-Term Incentive Plan and/or Omnibus Stock Incentive Plan. Each nonqualified stock option granted under the Company's Long-Term Incentive Plan includes a tandem SAR.

         (3) The value of unexercised in-the-money options represents the positive spread between the May 1, 1999, closing price of the Common Stock, which was $12.50, and the exercise price of any unexercised options.

         (4) The options represented could not be exercised by the Named Executive Officer as of May 1, 1999, and future exercisability is subject to the executive remaining employed by the Company or its subsidiaries, subject to acceleration for death or total disability of the executive or a "change in control" of the Company (as defined in the applicable option agreements).

Pension Plan Table

         The table below illustrates the approximate aggregate retirement benefits payable under the Company's funded defined benefit pension plan for its salaried employees and supplemental retirement plan for certain officers and other key employees retiring at age 65. The amounts reflected in the table are stated in payments in the form of a life annuity. Other actuarially equivalent forms of benefit may be selected. The amounts reflected in the table are subject to offset for Social Security and other benefits.


                   Annual                             Years of Credited Service (2)
                                      --------------------------------------------------------------
              Compensation (1)             10               15               20              25
          -------------------------   -------------    -------------    -------------    -----------

              $100,000........         $ 60,000         $ 65,000         $ 70,000        $ 70,000
               200,000........          120,000          130,000          140,000         140,000
               300,000........          180,000          195,000          210,000         210,000
               400,000........          240,000          260,000          280,000         280,000
               500,000........          300,000          325,000          350,000         350,000
               600,000........          360,000          390,000          420,000         420,000

------------

          (1) Annual compensation is the average of a participant's highest five consecutive years' compensation (base salary plus overtime and commissions) during the last ten years and approximates, in the case of the Named Executive Officers, the amounts reported as salary in the Summary Compensation Table.

          (2) The years of credited service for the Named Executive Officers as of May 1, 1999, were as follows: Mr. Stokely - 9; Mr. Belknap - 1; Mr. Covington
- 3; and Mr. Ryder - 3. At May 1, 1999, Mr. White was not eligible to participate in the Company's defined benefit pension plan. With respect to Messrs. Stokely, Belknap and Covington's benefits under the Company's Supplemental Executive Retirement Plan, see "Employment Continuity Agreements."

         Persons who are employees of the Company or of its subsidiaries receive no compensation for their services as directors of the Company. During fiscal 1999, directors who were not employees of the Company or of its subsidiaries received an annual retainer of $25,000 and fees of $1,200 for each meeting of the Company's Board attended, $750 for each meeting of a Board committee attended and $500 for participation in a telephonic meeting of the Board or a Board committee. In addition, chairmen of each Board committee who were not employees of the Company or of its subsidiaries received an additional annual retainer of $2,500. Pursuant to the Company's Non-Employee Directors' Stock Option Plan, each year each director who is not an employee of the Company or of its subsidiaries is granted an option to purchase 1,500 shares of Common Stock for a per share exercise price equal to the fair market value of one share of Common Stock on the date of grant.

Employment Continuity Agreements

         John E. Stokely. Richfood entered into an employment and severance benefits agreement with Mr. Stokely, effective April 28, 1996, which extended his employment with Richfood in the capacity of President and Chief Executive Officer through April 28, 2001. The agreement, as amended effective December 2, 1998, provides for the payment of a lump-sum severance benefit of $500,000 in the event Mr. Stokely is terminated during the term of the agreement (i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood (as defined below) or (iii) by Mr. Stokely within one year following a "change in control" of Richfood. The agreement also provides that upon any "change in control" of Richfood, Mr. Stokely shall be entitled to receive a lump-sum payment in an amount equal to the actuarial equivalent of the benefit he otherwise would be entitled to receive under Richfood's Supplemental Executive Retirement Plan (the "SERP") upon retirement on or after December 1, 2007. Mr. Stokely's employment and severance benefits agreement also provides that if his employment with Richfood is terminated after the completion of the second fiscal quarter of any fiscal year and, among various circumstances, such termination occurs within one year of a "change of control" of Richfood, then Mr. Stokely shall be entitled to receive immediate full payment of his annual incentive bonus for that fiscal year.

         Richfood entered into a benefits continuation agreement with Mr. Stokely, effective April 22, 1998, which supersedes the benefits continuation provisions of his employment and severance benefits agreement. The new benefits continuation agreement provides that, unless Mr. Stokely's employment is terminated for cause, Richfood will provide to Mr. Stokely following the termination of his employment (at Richfood's expense, subject to mitigation to the extent that substantially similar coverage is provided by any successor employer) coverage under life insurance policies consistent with those currently provided by Richfood for his benefit through age 65, and medical and dental benefits of the type generally provided from time-to-time to Richfood's executive employees until his death.

         In considering the Merger, Richfood's board of directors determined that it was essential that Richfood be managed and operated efficiently and effectively through and until the Merger closes, and that Richfood retain its key management in the event that the Merger does not occur. To provide an incentive for Mr. Stokely to remain in Richfood's employ through the closing of the Merger, Richfood amended Mr. Stokely's employment and severance benefits agreement, effective June 9, 1999, to provide that if Mr. Stokely remains in the employ of Richfood through the closing of the Merger, Mr. Stokely will receive a lump sum cash payment of $1,500,000 in addition to all other amounts payable under the agreement.

         In addition, if a "change in control" of Richfood occurs during the term of the agreement and Mr. Stokely becomes liable for any excise tax with respect to any payment or benefit received under the agreement or any of Richfood's benefits plans, Richfood shall pay Mr. Stokely an amount equal to (i) such excise tax, plus (ii) the federal, state and local income taxes, and federal hospitalization tax, for which Mr. Stokely is liable on account of the payment described in clause (i) of this sentence and the additional payments described in this clause (ii).

         John C. Belknap. Richfood entered into an employment and severance benefits agreement with Mr. Belknap, effective August 20, 1998, employing him as Executive Vice President and Chief Financial Officer through August 19, 2001. The agreement provides for the payment of a lump-sum severance benefit equal to $650,000 in the event Mr. Belknap is terminated during the term of the agreement
(i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood or (3) by Mr. Belknap within one year following a "change in control" of Richfood. The agreement, as subsequently amended, also provides that upon any "change in control" of Richfood, Mr. Belknap shall be entitled to receive a lump sum payment in an amount equal to the actuarial equivalent of the benefit he otherwise would be entitled to receive under the SERP upon retirement on or after September 1, 2009. In addition to the benefits described above, if Mr. Belknap's employment with Richfood is terminated during the term of the agreement and within one year after a "change in control" of Richfood (other than by reason of his death or disability), Mr. Belknap will be entitled to continued insurance coverage under the Company's medical, dental and life insurance plans for a period of two years thereafter.

         In considering the Merger, Richfood's board of directors determined that it was essential that Richfood be managed and operated efficiently and effectively through and until the Merger closes, and that Richfood retain its key management in the event that the Merger does not occur. To provide an incentive for Mr. Belknap to remain in Richfood's employ through the closing of the Merger, Richfood amended the agreement with Mr. Belknap, effective June 9, 1999, to provide that if Mr. Belknap remains in the employ of Richfood through the closing of the Merger, Mr. Belknap will receive a lump sum cash payment of $500,000 in addition to all other amounts payable under the agreement.

         In addition, if a "change in control" of Richfood occurs during the term of the agreement and Mr. Belknap becomes liable for any excise tax with respect to any payment or benefit under his employment and severance benefits agreement or any of Richfood's benefit plans, Richfood shall pay Mr. Belknap an amount equal to (i) such excise tax, plus (ii) the federal, state and local income taxes, and federal hospitalization tax, for which Mr. Belknap is liable on account of the payment described in clause (i) of this sentence and the additional payments described in this clause (ii).

         Alec C. Covington. Richfood entered into an employment and severance benefits agreement with Mr. Covington, effective August 20, 1998, employing him as President-Wholesale Operations through August 19, 2001. The agreement provides for the payment of a lump-sum severance benefit equal to $650,000 in the event Mr. Covington is terminated during the term of the agreement (i) by Richfood other than for cause or upon his death or disability, (ii) by Richfood for any reason other than death or disability within one year following a "change in control" of Richfood or (iii) by Mr. Covington within one year following a "change in control" of Richfood. The agreement, as subsequently amended, also provides that upon any "change in control" of Richfood, Mr. Covington shall be entitled to receive a lump sum payment in an amount equal to the actuarial equivalent of the benefit he otherwise would be entitled to receive under the SERP upon retirement on or after April 1, 2012. In addition to the benefits described above, if Mr. Covington's employment with Richfood is terminated during the term of the agreement and within one year after a "change in control" of Richfood (other than by reason of his death or disability), Mr. Covington will be entitled to continued insurance coverage under the Company's medical, dental and life insurance plans for a period of two years thereafter.

         In addition, if a "change in control" of Richfood occurs during the term of the agreement and Mr. Covington becomes liable for any excise tax with respect to any payment or benefit under his employment and severance benefits agreement or any of Richfood's benefit plans, Richfood shall pay Mr. Covington an amount equal to (i) such excise tax, plus (ii) the federal, state and local income taxes, and federal hospitalization tax, for which Mr. Covington is liable on account of the payment described in clause (i) of this sentence and the additional payments described in this clause (ii).

         Definition of "Change in Control." For purposes of Mr. Stokely's, Mr. Belknap's and Mr. Covington's employment and severance benefits agreements, a "change in control" of Richfood means, in general, the occurrence of any of the following events: (i) any person or group becomes the beneficial owner of securities representing more than 50% of the aggregate voting power of all classes of Richfood's then-outstanding voting securities; or (ii) the shareholders of Richfood approve (a) a plan of merger, consolidation or share exchange between Richfood and any entity other than a subsidiary, or (b) a proposal with respect to the sale, lease, exchange or other disposal of all, or substantially all, of Richfood's property. The Merger will constitute a "change of control" of Richfood.

Compensation Committee Interlocks and Insider Participation

The Executive  Compensation Committee of the Board is composed of Messrs. Albert
F. Sloan (Chairman), G. Gilmer Minor, III, Claude B. Owen, Jr., George H. Thomazin and Dr. Grace E. Harris. No member of the Committee had relationships, or engaged in transactions, with the Company during fiscal 1999 of the type required to be disclosed under the caption "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of June 30, 1999 (except as provided below), the direct and indirect beneficial ownership of shares of Common Stock by (i) all directors of the Company, (ii) each executive officer named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock.


                                       Sole Voting
                                     and Investment                                            Percentage
        Name                             Power (1)           Other (2)           Total           Ownership (3)
        ----                             -----               -----               -----           ---------
  Donald D. Bennett                      186,460              23,519           209,979
  Roger L. Gregory                         3,750                   0             3,750
  Grace E. Harris                          3,750                 300             4,050
  John C. Jamison                         18,750                   0            18,750
  G. Gilmer Minor, III                     5,950                   0             5,950
  Claude B. Owen, Jr.                     33,900                   0            33,900
  Albert F. Sloan                          9,750               6,250            16,000
  John E. Stokely                        197,549              26,250           223,799
  George H. Thomazin                      10,925                   0            10,925
  James E. Ukrop                          26,900             931,131           958,031               2.01%
  Edward Villanueva                      101,570              10,000           111,570
  John C. Belknap                         12,871                   0            12,871
  Alec C. Covington                       40,129                 245            40,374
  John D. Ryder                           99,167               2,558           101,725
  William J. White                        11,000                   0            11,000
  All Directors and
  Executive Officers as a Group
  (18 persons)                           854,784           1,005,684         1,860,468               3.90

  T. Rowe Price Assoc., Inc.(4)        4,258,207             726,900         4,985,107              10.44
  Baltimore, Maryland  21202

  Alex. Brown Investment               1,130,288           2,194,433         3,324,721               6.97
  Management(5)
  One South Street
  Baltimore, Maryland  21202
----------------------------


          (1) Includes the following number of shares of Common Stock that may be acquired within sixty days of June 30, 1999, under one or more of the Company's stock-based incentive plans by the following directors, executive officers and group: Mr. Bennett - 48,750; Mr. Gregory - 3,750; Ms. Harris - 2,750; Mr. Jamison - 3,750; Mr. Minor - 1,875; Mr. Owen - 3,600; Mr. Sloan -
3,750;  Mr.  Stokely - 117,375;  Mr.  Thomazin - 1,875;  Mr. Ukrop - 3,750;  Mr.
Villanueva - 3,750; Mr. Belknap - 12,500; Mr. Covington - 38,750; Mr. Ryder - 8,438; and all directors and executive officers as a group - 347,026.

          (2) With respect to Mr. Bennett, reflects shares held by his wife. Mr. Bennett disclaims beneficial ownership of the shares held by his wife. With respect to Mr. Sloan, reflects shares held by his wife. Mr. Sloan disclaims beneficial ownership of such shares. With respect to Mr. Ukrop, reflects shares held by Ukrop's Super Markets, Inc. Mr. Ukrop disclaims beneficial ownership of such shares. With respect to Mr. Villanueva, reflects shares held in trust for Mr. Villanueva's children, with Mr. Villanueva as trustee. Mr. Villanueva disclaims beneficial ownership of such shares. With respect to Mr. Stokely, Mr. Covington, Mr. Ryder, Mr. White and all directors and executive officers as a group, reflects shares held under the Company's 401(k) savings plans as of May 18, 1999.

          (3) Except as indicated, each person or group beneficially owns less than 1% of the outstanding shares of Common Stock.

          (4) As reported in a Form 13G, dated April 12, 1999, as of April
9, 1999, T. Rowe Price Associates, Inc. ("Price Associates") served as an investment advisor to individual and institutional investors that owned, in the aggregate, 4,985,107 shares of the Company's Common Stock. Price Associates disclaims beneficial ownership of all such shares.

          (5) As reported in a Form 13G, dated March 5, 1999, as of February 12, 1999, Alex Brown Investment Management, a Maryland limited partnership and registered investment advisor, owned, in the aggregate, 3,324,721 shares of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During fiscal 1999, the Company sold products and services to, and engaged in certain other transactions with, entities affiliated with Mr. James
E. Ukrop. Mr. Ukrop is Chairman of Ukrop's Super Markets, Inc. ("Ukrop's"). During fiscal 1999, Ukrop's paid $216,573,124 to the Company for products and services purchased from the Company.

         Effective August 3, 1997, the Company entered into a long-term supply agreement with Ukrop's. The supply agreement provides that, in consideration of an incentive payment, Ukrop's will continue to use the Company as its principal source of wholesale supply and commits Ukrop's to purchase $1.2 billion of goods from the Company over a term of approximately five years.

         The Company believes that the transactions with Ukrop's were made on terms comparable to those that would have been agreed to with unaffiliated third parties in similar transactions.

         During fiscal 1996, the Company made secured loans to Mr. Donald D. Bennett, Chairman Emeritus of the Company, in the aggregate amount of $110,000 at rates of interest equal to 5.90% and 5.79% per annum. The largest aggregate amount of indebtedness outstanding under such loans during fiscal 1999, including accrued interest, was $132,454, and the aggregate unpaid balance thereof on May 1, 1999, was $132,454.

         During fiscal 1994, the Company made a $73,938 secured loan to Mr. John
E. Stokely, Chairman of the Board, President & Chief Executive Officer of the Company, at a rate of interest equal to 3.68% per annum. In addition, in June 1994 the Company made secured loans to Mr. Stokely in the aggregate amount of $457,127, at a rate of interest equal to 5.56% per annum. The largest aggregate amount of indebtedness outstanding under such loans during fiscal 1999, including accrued interest, was $159,597, and the aggregate unpaid balance thereof on May 1, 1999, was $159,597.

         During fiscal 1998, the Company made a secured loan to Mr. John C. Belknap, Executive Vice President, Chief Financial Officer & Secretary of the Company, in an amount equal to $113,050 at a rate of interest equal to 5.54% per annum. The largest aggregate amount outstanding under such loan during fiscal 1999, including accrued interest, was $120,923, and the aggregate unpaid balance thereof on May 1, 1999, was $120,923. On May 17, 1999, subsequent to fiscal 1999, Mr. Belknap repaid the outstanding balance and all accrued interest on the loan.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)......Financial   statements,   financial  statement  schedules  and
exhibits included in this Annual Report on Form 10-K:

         1........Financial Statements:

                  The following financial statements are included in this Annual Report on Form 10-K:




                                                                           Page
                                                                           ----

Report of Independent Auditors     ........................................29
Consolidated Statements of Earnings for the fiscal years ended
   May 1, 1999, May 2, 1998 and May 3, 1997................................30
Consolidated Balance Sheets as of May 1, 1999 and May 2, 1998..............31
Consolidated Statements of Shareholders' Equity for the fiscal years ended
   May 1, 1999, May 2, 1998 and May 3, 1997................................32
Consolidated Statements of Cash Flows for the fiscal years ended
   May 1, 1999, May 2, 1998 and May 3, 1997................................33
Notes to Consolidated Financial Statements.................................34

         2.       Financial Statement Schedules:

         The following schedule, for the three years ended May 1, 1999, May 2, 1998, and May 3, 1997, is included beginning at the page indicated in this Annual Report on Form 10-K:

                                                                           Page
                                                                           ----
         Schedule II - Valuation and Qualifying Accounts...................77

         Schedules other than that listed above have been omitted because such schedules are not required or are not applicable.

         3.       Exhibits:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1 to 10.21 hereto constitute management contracts or compensation plans or arrangements required to be filed as exhibits hereto.

         (b)      Reports on Form 8-K:

         1. The Company filed a Current Report on Form 8-K, dated April 30, 1999, reporting (under Item 5 thereof) that Giant of Carlisle had informed the Company that it would not be renewing its existing supply contract.

         2. The Company filed a Current Report on Form 8-K, dated June 11, 1999, reporting (under Item 5 thereof) the execution of the Agreement and Plan of Merger, dated as of June 9, 1999, by and between SUPERVALU INC., Winter Acquisition, Inc. and the Company.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      RICHFOOD HOLDINGS, INC.
                                                     (Registrant)


June 30, 1999                                        By  /s/ John E. Stokely
                                                         -------------------
                                                          John E. Stokely
                                                          Chairman of the Board,
                                                          President & Chief
                                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



By  /s/ John E. Stokely                        By  /s/ Albert F. Sloan
    ----------------------                         -------------------------
    John E. Stokely                                    Albert F. Sloan
    Chairman of the Board, President                   Director
    & Chief Executive Officer


By  /s/ Donald D. Bennett                     By   /s/ George H. Thomazin
    -----------------------                        -----------------------
    Donald D. Bennett                                  George H. Thomazin
    Director                                           Director

By   /s/ Roger L. Gregory           By    /s/ James E. Ukrop
     -----------------------             ----------------------
     Roger L. Gregory                         James E. Ukrop
     Director                                 Director


By   /s/ Grace E. Harris            By    /s/ Edward Villanueva
     -----------------------             ----------------------
     Grace E. Harris                          Edward Villanueva
     Director                                 Director


By   /s/ John C. Jamison            By    /s/ John C. Belknap
     ----------------------              ----------------------
     John C.  Jamison                         John C.  Belknap
     Director                                 Executive Vice
                                              President & Chief
                                              Financial Officer


By   /s/ G. Gilmer Minor, III       By    /s/ David W. Hoover
     ------------------------            ----------------------
     G. Gilmer Minor, III                     David W. Hoover
     Director                                 Vice President-Finance
                                             (Principal Accounting Officer)


By   /s/ Claude B. Owen, Jr.
     -----------------------
     Claude B. Owen, Jr.
     Director


Each of the above signatures is affixed as of June 30, 1999.


                                                    SCHEDULE II

                                              Richfood Holdings, Inc.
                                         Valuation and Qualifying Accounts
                                           (Dollar amounts in thousands)


                                              Balance at         Charged to                            Balance at
                                             Beginning of         Costs and         Deductions           End of
               Description                    Fiscal year         Expenses           and other         Fiscal Year
               -----------                   ------------        ----------         ----------         ----------
For Fiscal Year Ended
May 1, 1999
Deducted from asset accounts:
Allowance for doubtful accounts                $5,047             $3,093             $3,341             $4,799

For Fiscal Year Ended
May 2, 1998
Deducted from asset accounts:
Allowance for doubtful accounts                 5,331              4,148              4,432              5,047

For Fiscal Year Ended
May 3, 1997
Deducted from asset accounts:
Allowance for doubtful accounts                 5,573              4,241              4,483              5,331


                                    EXHIBIT INDEX

2.1 Asset Purchase Agreement, dated as of November 26, 1997, by and among Farm Fresh, Inc., the Company and FF Acquisition, L.L.C. (1)

2.2 Agreement and Plan of Merger, dated April 9, 1998, among the Company, DGC Acquisition, Inc. and Dart Group Corporation. (2)

2.3 Agreement and Plan of Merger, dated as of June 9, 1999, among SUPERVALU INC., Winter Acquisition, Inc.and the Company. (3)

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

10.1 Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and Donald D. Bennett. (6)

10.2 Consulting Agreement, dated as of August 20, 1998, by and between the Company and Donald D. Bennett.

10.3 Employment and Severance Benefits Agreement, dated as of April 28, 1996, between the Company and John E. Stokely. (6)

10.4 Benefits Continuation Agreement, dated as of April 22, 1998, between the Company and John E. Stokely. (5)

10.5 Amendment No. 1 to Employment and Severance Benefits Agreement, dated as of December 2, 1998, between the Company and John E. Stokely.

10.6 Addendum to Employment and Severance Benefits Agreement, effective December 2, 1998, between the Company and John E. Stokely.

10.7 Amendment No. 2 to Employment and Severance Benefits Agreement, dated as of June 9, 1999, between the Company and John E. Stokely.

10.8 Employment and Severance Benefits Agreement, dated as of August 20, 1998, between the Company and John C. Belknap.

10.9 Addendum to Employment and Benefits Agreement, effective December 2, 1998, between the Company and John C. Belknap.

10.10 Amendment No. 1 to Employment and Severance Benefits Agreement, dated as of June 9, 1999, between the Company and John C. Belknap.

10.11 Employment and Severance Benefits Agreement, dated as of August 20, 1998, between the Company and Alec C. Covington.

10.12 Addendum to Employment and Severance Benefits Agreement, effective December 2, 1998, between the Company and Alec C. Covington.

10.13 Employment Agreement, dated October 13, 1995, between Super Rite Corporation and John D. Ryder. (6)

10.14 Employment and Severance Benefits Agreement, dated as of October 6, 1997, between the Company and Ronald E. Dennis. (5)

10.15    Amended and Restated Long-Term Incentive Plan.  (7)

10.16    Amended and Restated Omnibus Stock Incentive Plan.  (7)

10.17    Amendment to the Amended and Restated Omnibus Stock Incentive Plan. (8)

10.18    Non-Employee Directors' Stock Option Plan.  (9)

10.19    Supplemental Executive Retirement Plan and related Trust Agreement.(10)

10.20    Executive Officer Performance Plan.  (11)

10.21    Super Rite Corporation 1991 Omnibus Stock Incentive Plan.  (12)

10.22 Lease Agreement, dated as of April 20, 1998, between Atlantic Financial Group, Ltd., as Lessor, and Super Rite Foods, Inc., as Lessee. (5)

10.23 Lease, dated November 1, 1977, originally made between Safe-Chester Associates, as lessor, and Safeway Stores, Incorporated, as lessee, as assigned to Richfood. (5)

10.24 Supply Agreement, dated as of August 3, 1997, between Richfood, Inc. and Ukrop's Super Markets, Inc. (5)

11.1     Statement re computation of net earnings per common share.  (13)

12.1     Statement re computation of certain ratios.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

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

(2)      Incorporated  by reference to the Company's  Tender Offer Statement on
         Schedule 14D-1 dated April 15, 1998 (Commission File No. 5-31136).

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed June 11, 1999 (Commission File No. 1-16900).

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the twelve week period ended July 24, 1993 (Commission File No. 0-16900).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1998 (Commission File No. 1-16900).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1996 (Commission File No. 0-16900).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (Commission File No. 0-16900).

(8) Incorporated by reference to the Appendix to the Company's Definitive Proxy Statement on Schedule 14A dated July 30, 1997 (Commission File No. 1-16900).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1995 (Commission File No. 0-16900).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1992 (Commission File No. 0-16900).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1990 (Commission File No. 0-16900).

(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-63447).

(13) Set forth in footnote nine to the Company's Consolidated Financial Statements, which are presented in Part II, Item 8 hereof.